Form 10-K
period 1995-02-28
NAUTICA ENTERPRISES INC
filed 1995-05-26
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 1O-K

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 [FEE REQUIRED]

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the fiscal year ended                  Commission file number
             February 28, 1995                               0-6708

                            NAUTICA ENTERPRISES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                 95-2431048
       (State or Other Jurisdiction of                 (I.R.S. Employer
        Incorporation or Organization)                Identification No.)

                 40 WEST 57TH STREET, NEW YORK, NEW YORK 10019
              (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (212) 541-5757

                         ------------------------------

      Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class

                                  Common Stock
                            par value $.10 per share

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES X  NO
                                      ---   ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        On May 19, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant, using the average bid and asked prices of the registrant's stock on such date, was $502,025,090.

        The number of shares outstanding of the registrant's common stock, $.10 par value, was 19,693,369 as of May 19, 1995, adjusted to reflect a three-for-two stock split to be effected in the form of a stock dividend, payable on July 6, 1995 to stockholders of record on May 5, 1995, subject to stockholder approval of an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Identification of Document               Part into which Incorporated
- ----------------------------------------     -----------------------------------
Proxy Statement for Annual Meeting
of Stockholders to be held June 29, 1995     Part III -- Items 10, 11, 12 and 13

                                     PART I

ITEM 1.  BUSINESS

                  Nautica Enterprises, Inc., a Delaware corporation (the "Company") designs, sources and markets men's apparel through two wholly owned subsidiaries, Nautica International, Inc. ("Nautica") and State-O-Maine, Inc. ("State-O-Maine"). Nautica offers a lifestyle collection of men's sportswear, outerwear and activewear with a distinctive active outdoor image. The collection, sold under the Nautica brand, features innovative designs, classic styling, bold primary colors and quality fabric. State-O-Maine offers: Nautica brand men's dress shirts, robes and loungewear; sportswear and swimwear under the Bayou Sport label; apparel designed and sourced for private label programs; and, robes and loungewear under the Charles Goodnight and NFL (National Football League Properties) labels.

                  Nautica's in-store shop program is a primary component of the Company's growth strategy. Through this program, Nautica and a department store customer create a specific area within the store dedicated to the exclusive merchandising and sale of the Nautica collection. Each of these shops (referred to herein as a "Nautica Shop") is outfitted with signature Nautica fixtures and presents the Nautica collection in a visually attractive environment consistent with the Nautica image.

                  In addition to Nautica's wholesale business, the Company operates 28 Nautica factory outlet stores, one Company factory store and two flagship stores in New York City and Newport Beach, California through its wholly owned subsidiary Nautica Retail USA, Inc. ("Nautica Retail"). The factory outlet stores provide an additional sales channel for Nautica products and allow for organized distribution of excess and out-of-season merchandise.

                  The Company, through its wholly owned subsidiary Nautica Apparel, Inc., strategically extends the Nautica product lines and broadens the international distribution of the Nautica apparel collection through license agreements. The Nautica name is currently licensed for a range of products consistent with Nautica's design concepts and image, including men's cologne and skin care products, watches, eyewear and footwear.

PRODUCTS

         Nautica

                  Nautica offers a lifestyle collection of men's sportswear, outerwear and activewear with a distinctive active outdoor image. The collection, sold under the Nautica brand, features innovative designs, classic styling, bold primary colors and quality fabrics. The Nautica name and trademarks are prominently displayed on Nautica products to promote brand awareness and maintain consumer loyalty. Although Nautica products are targeted to the 25-54 year old age group, the Company believes that its products appeal to both younger and older consumers who identify with the Nautica lifestyle and image.

                  The Nautica collection is offered in three principal groups:
Anchor, Crew and Fashion. Products in each of these groups are designed by Nautica's in-house staff and include sportswear, outerwear and activewear. Sportswear includes sweaters, cardigans, woven shirts, knit shirts, rugbys, pants and shorts. Outerwear includes parkas, anoraks, bomber jackets and foul weather gear. Activewear includes fleece and french terry tops, french terry pants and shorts, tee shirts and swimwear.

                  The Anchor group serves as the foundation for the Nautica collection and consists of basic items, including cotton twill shirts, cotton pique knit shirts, cotton twill pants, lightweight jackets and swimwear. These seasonless products feature Nautica's signature color schemes and styles and are available to retail customers throughout the year. The Company maintains inventory of Anchor products in order to continuously replenish the stock of its retail customers. Since 1992, retail customers have been able to re-order Anchor products through electronic data interchange (EDI).

                  The Crew and Fashion groups are usually presented in nine deliveries during Nautica's four merchandising seasons. Crew is typically the first collection delivery of the Spring, Transitional, Fall and Holiday seasons. The Crew collections reinterpret Anchor basics by introducing seasonal colors and offer additional items and styles. Fashion follows with two or three deliveries in each of the Spring and Fall seasons and one delivery in each of the Summer and Holiday seasons. The Fashion collections are based on seasonal themes developed by Nautica's design and merchandising staffs. These themes, which have recently included "Great Lakes Adventure" and "Windward Sailing" reinforce the Nautica image. The Fashion group is distinguished by its distinctive use of color, novelty prints and fabrics and unique design elements. The Anchor, Crew and Fashion groups are developed to be merchandised together as a cohesive Nautica collection.

                  The Company also licenses the Nautica name and trademarks for a range of products consistent with Nautica's design concepts and image, including men's cologne and skin care products, watches, eyewear and footwear. See "Licensing."

         State-O-Maine

                  State-O-Maine offers: Nautica brand men's dress shirts, robes and loungewear; sportswear and swimwear under the Bayou Sport label; apparel designed and sourced for private label programs; and, robes and loungewear under the Charles Goodnight and NFL labels. The Nautica brand men's dress shirt line targets the same consumer base as the Nautica collection, but is typically sold and displayed in the men's furnishings department of leading department and specialty stores. For its other lines, State-O-Maine employs more competitive pricing and broader distribution strategies than those of Nautica.

                  In 1989, State-O-Maine commenced the development, sale and distribution of distinctive men's dress shirts, robes and loungewear bearing the Nautica label. This line features quality fabrics, classic styling and design concepts inspired by the Nautica collections.

                  In 1992, State-O-Maine introduced a spirited line of men's apparel under the Bayou Sport label. The Bayou Sport line of woven and knit shirts and swimwear features vibrant prints and bold colors and patterns, and is offered at competitive price points.

                  State-O-Maine continues to actively develop its private label business for department store customers such as Belk and Dillard's and for national chain store operators such as J.C. Penney, Target and Sears, Roebuck and Co. Products designed and sourced for private label programs include sportswear, swimwear, robes and loungewear. The Company uses its design and sourcing expertise to offer quality products at competitive prices.

                  In 1994, State-O-Maine introduced robes and loungewear under the NFL label and in 1995 is introducing robes and loungewear under the Charles Goodnight label. The new license agreements will enable State-O-Maine to explore new business opportunities through the sale and distribution of its core robe and loungewear products.

MARKETING

                  Nautica's in-store shop program is a primary component of the Company's growth strategy. Through this program, Nautica and a department store customer create a specific area within the store dedicated to the exclusive merchandising and sale of the Nautica collection. These Nautica Shops, strategically located in the men's collections departments of leading department stores, provide a distinctive selling environment tailored to Nautica's specifications and generally include cherry and ash wood flooring, custom designed ash fixtures, brass hardware and nautical props. As a result of their configuration, Nautica Shops stock a greater volume of Nautica inventory per square foot than would typically be carried in a standard department store setting. They also allow for enhanced customer service and monitoring of sales performance. Accordingly, management believes that the Nautica Shops achieve sales productivity significantly exceeding that of sales of Nautica products in a standard department store setting.

                  Nautica plans to continue to install and expand Nautica Shops in department stores which currently sell the Nautica collection and to install Nautica Shops in additional retail locations. The continued development of the Nautica Shop program is dependent on general apparel industry conditions, continued participation by retail customers and continued demand by consumers for the Nautica collection.

                  In order to maximize the effectiveness of the Nautica Shop program, Nautica established a merchandise coordinator program in 1990. Each of Nautica's merchandise coordinators services a group of retail customers within a common geographic region. They communicate with and visit each of their customers on a regular basis to ensure proper visual display of Nautica merchandise, analyze inventory requirements, and provide selling and merchandising support to the sales staff. Merchandise coordinators also train certain department store employees with regard to Nautica's product features, sales methods and shop management. They also provide sales information to the Company's retail analysts who monitor retail customer performance and develop plans to assist these retail customers with future purchases of Nautica products. Management believes that the performance of Nautica Shops is enhanced by the close interaction of its merchandise coordinators with its retail customers.

                  Nautica concentrates its marketing efforts on national and regional print advertising. The advertising captures the Nautica image in environments that reflect the Nautica lifestyle collection. The Nautica advertising campaign is featured throughout the year in national magazines including Conde Nast Traveler, Details, Esquire, GQ, Men's Journal, The New York Times Magazine, The New Yorker, Sports Illustrated, Vanity Fair; "W", and L'Uomo Vogue; and in regional magazines. In addition, Nautica participates with its retail customers in a cooperative advertising program.

                  The print advertising is supplemented by a series of special events and sponsorships. Nautica was the official sports clothing of Pact '95/Young America, the sailing team that competed in defense of the America's Cup. In addition, Nautica continues its sponsorship of the U.S. Sailing Team, and its title sponsorship of the World Youth Sailing Championship and presentation of the Nautica Cup. The Company is the official apparel sponsor of the Northville (L.I.) Classic and the Transamerica Senior Golf Championship, two events on the Senior PGA tour. In 1995, Nautica also will sponsor the Nestle Invitational, a PGA sanctioned tournament and the PaineWebber Invitational, another Senior PGA event.

                  Nautica products are also sold through 29 Company-owned factory outlet stores located throughout the United States and two Company-owned retail stores located in New York City and Newport Beach, California. See "Retail."

                  Nautica sells its products primarily to leading department and specialty stores. Its principal customers include Dillard's, May Company Department Stores (including Kaufmann's, Foley's, Filene's, Lord & Taylor and Famous Barr), Dayton's-Hudson-Field's, Federated Department Stores (including Macy's, Bloomingdale's, Lazarus/Rich's) and Nordstrom. Nautica maintains showrooms in New York City and Dallas, Texas.

                  State-O-Maine sells its products primarily to department stores including Dillard's and May Company Department Stores (including Lord & Taylor, Kaufmann's, Foley's, Famous Barr and Filene's), Dayton's-Hudson-Field's, and Federated Department Stores. In addition, State-O-Maine sells its products to national chain store operators such as J.C. Penney Co., Inc. and Sears, Roebuck and Co. State-O-Maine's Bayou Sport line and its private label program employ more competitive pricing and broader distribution strategies than the Nautica brand. State-O-Maine products are generally sold in individual product categories through mainfloor classification departments. Its products are marketed by its regional sales managers and sales representatives through its showrooms in New York City, Dallas, Texas, and New Orleans, Louisiana. In fiscal 1995, Dillard's and May Company Department Stores each accounted for approximately 17% of the Company's total gross sales. No other customer of the Company accounted for 10% or more of the Company's sales during that period.

PRODUCT DESIGN AND SOURCING

                  The Company manages the development of its apparel from initial product concept through color and pattern design, fabric identification and testing and garment manufacturing. Products are designed by the in-house staffs of Nautica and State-O-Maine. The design teams work in conjunction with the sales and production teams to determine the apparel styles for a particular season based upon an evaluation of current style trends, prior year's sales and consultations with retail customers. In conjunction with agents located in foreign countries, Nautica and State-O-Maine arrange fabric sourcing and garment production to ensure that final products satisfy detailed specifications and quality standards.

                  The Company contracts for the manufacture of its products and does not own or operate any manufacturing facilities. The Company's manufacturers are located primarily in Hong Kong, the People's Republic of China, the Philippines, Malaysia, Singapore, Saipan, Thailand, India and Turkey. The Company's agents, based in Hong Kong, Taiwan, Turkey and India monitor production to ensure compliance with design specifications, quality standards and timely delivery of finished garments. They are assisted by Company employees based in New York who regularly visit with the manufacturers to monitor production. To date, the Company has not experienced significant difficulty in obtaining manufacturing services. Management believes that many alternate manufacturing sources exist. However, the inability of current sources to satisfy the Company's manufacturing requirements, the loss of certain manufacturers, the loss of an agent of the Company or a delay in locating manufacturing capacity following termination of a manufacturing relationship, could have a material adverse effect on the Company's business and operating results. While the Company has long standing relationships with many of its manufacturers and believes its relations to be good, it does not have long-term commitments with manufacturers.

                  The Company sources for many of its manufacturers a broad range of natural and synthetic fabrics primarily from foreign textile mills and converters. The Company separately negotiates with fabric suppliers for the sale of required fabric which is then purchased by its manufacturers in accordance with the Company's specifications. To date, the Company has not experienced significant difficulty in sourcing fabrics for its manufacturers. Management believes that many alternate sources of supplies exist. However, the inability of current sources to satisfy the Company's fabric requirements, the loss of certain fabric vendors, or a delay in manufacturers obtaining fabric from certain vendors, could have a material adverse effect on the Company's business and operating results. The Company does not have any long-term commitments with fabric suppliers.

                  The Company contracts to purchase its goods in United States dollars and has not experienced material difficulties as a result of foreign political, economic or social instability. However, the Company's business remains subject to the usual risks associated with foreign suppliers.

LICENSING

                  The Company strategically extends the Nautica product line and broadens the international distribution of the Nautica apparel collection through license agreements. These license agreements allow the Company to enter new businesses and countries with minimal capital commitments and to benefit from the experience of the licensee with the licensed product or the local market. The Nautica name and related trademarks are licensed through the Company's wholly owned subsidiary, Nautica Apparel, Inc. ("Nautica Licensing"). Net royalty income to the Company was approximately $848,000, $942,000 and $1,285,000 in fiscal 1993, fiscal 1994 and fiscal 1995, respectively.

                  Nautica Licensing currently licenses products for wholesale distribution in the following product categories: men's cologne and skin care products, neckwear, tailored clothing, rainwear, boys' apparel, footwear, luggage, watches, caps, men's hosiery, eyewear, belts and small leather goods, umbrellas and a Lincoln-Mercury Villager minivan.

                  Internationally, Nautica apparel is licensed for sale in Australia, Belgium, Brazil, Canada, the Caribbean, Chile, Colombia, Greece, Hong Kong, Italy, Japan, Korea, Mexico, New Zealand, Panama, Peru, Taiwan, Thailand, the United Kingdom and Venezuela. In addition to wholesale distribution of Nautica apparel, international licensees operate a total of approximately 53 Nautica retail stores in certain of these markets.

                  As a provision of the agreement by which the Company acquired the Nautica brand in 1984, David Chu, Executive Vice President of the Company and President of Nautica Licensing and Nautica, is entitled to receive 50% of the net royalty income from licensing the Nautica name and trademarks. The Company is entitled to receive the remaining 50% of such net royalty income.

RETAIL

         Factory Outlet Stores

                  The Company operates 28 Nautica factory outlet stores generally located in manufacturers' outlet centers throughout the United States and one Company factory outlet store located in one of its Rockland, Maine facilities. The Company's retail operations are conducted through its wholly owned subsidiary, Nautica Retail USA, Inc. ("Nautica Retail"). These factory outlet stores have enabled the Company to increase sales in certain geographic markets where Nautica products were not previously available and to consumers who favor value-oriented retailers. They also provide opportunities for Nautica to sell excess and out-of-season merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices. Nautica factory outlet stores are geographically positioned to minimize potential conflict with the Company's retail customers.

         Flagship Stores

                  The Company operates two Nautica flagship stores, one in New York City and one in Newport Beach, California. With their signature Nautica cherry and ash wood flooring, ash fixtures, brass hardware and nautical props, these stores are designed to convey the complete Nautica image. The stores carry a wide range of Nautica brand products, including Nautica furnishings, watches and footwear. These stores serve as a showcase for Nautica's retail customers and build brand recognition among consumers.

SEASONALITY

                  Historically, the Company has experienced its highest level of sales in the third quarter and its lowest level in the first quarter. This pattern has resulted primarily from the timing of shipments to retail customers for Spring and Fall seasons. In the future, the timing of seasonal shipments may vary by quarter.

TRADEMARKS

                  Nautica and its related trademarks (the "Nautica Marks"), including the Nautica Spinnaker, are registered trademarks of Nautica Apparel, Inc. in the United States for apparel and other products, including cologne, eyewear, watches, small leather goods, umbrellas, luggage and jewelry. Applications to register the Nautica Marks in other product categories have been filed by the Company in the United States. In addition, the Company has registered or is in the process of registering the Nautica Marks in over 70 countries throughout the world for apparel and in other complementary product categories.

                  State-O-Maine is a registered trademark, and Bayou Sport is a trademark, of State-O-Maine in the United States for certain apparel items. State-O-Maine has filed trademark applications in the United States for Bayou Sport.

                  The Company regards its trademarks and other proprietary rights as valuable assets.

COMPETITION

                  The apparel industry is highly competitive. The Company encounters substantial competition from brands such as Polo/Ralph Lauren, Tommy Hilfiger and Claiborne, as well as from certain non-designer lines. In addition, department stores, including some of the Company's major retail customers, have increased in recent years the amount of goods manufactured specifically for them and sold under their own labels. Some of the Company's competitors are significantly larger and more diversified than the Company and have substantially greater resources available for marketing their products. The Company believes that its ability to compete effectively depends upon the continuing appeal of Nautica apparel and the Company's other products to its retail customers and consumers as well as the Company's ability to continue to offer high quality apparel at appropriate price points.

EMPLOYEES

                  At February 28, 1995, the Company had approximately 760 employees. Approximately 160 employees are located at the Company's Rockland, Maine facilities; approximately 120 of such employees are members of the Amalgamated Clothing and Textile Workers Union, AFL-CIO, CLC. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

                  The Company operates three warehouse and distribution facilities in Rockland, Maine. A 165,000 square foot facility, owned by the Company, is used for receiving, shipping and warehousing the Nautica apparel and private label lines. The Company expects to complete an expansion of the facility in 1995, which will add approximately 165,000 square feet of usable area on three levels. A 100,000 square foot facility, also owned by the Company, is used primarily for receiving, shipping and warehousing the Nautica furnishings, Bayou Sport and Nautica Retail inventories. A leased facility of approximately 33,000 square feet is used for warehousing a range of the Company's products. All merchandise is shipped directly from the Company's manufacturers to its facilities in Rockland, Maine where it is processed and shipped to customers.

                  The Company has administrative and sales offices at 40 West 57th Street, New York, New York, where it occupies under lease approximately 42,000 square feet. It also leases a design studio of approximately 22,000 square feet located at 11 West 19th Street, New York, New York. The Company or its subsidiaries also lease retail stores in New York, New York and Newport Beach, California, sales offices in Dallas, Texas and New Orleans, Louisiana, and Nautica factory outlet stores in Kittery, Maine; Chattanooga,

Tennessee; Niagara Falls, New York; Reading, Pennsylvania; Martinsburg, West Virginia; Lake George, New York; Foley, Alabama; Freeport, Maine; Tannersville, Pennsylvania; Central Valley, New York; Sevierville, Tennessee; Destin, Florida; Osage Beach, Missouri; St. George, Utah; Lancaster, Pennsylvania; Barstow, California; St. Augustine, Florida; Oshkosh, Wisconsin; Lincoln City, Oregon; Dillon, Colorado; Manchester, Vermont; Castle Rock, Colorado; Rehoboth Beach, Delaware; Branson, Missouri; Tuscola, Illinois; Solvang, California; Napa, California; Vero Beach, Florida; and, Fremont, Indiana. All of the Company's facilities are deemed by it to be adequate for the purposes utilized.

ITEM 3.  LEGAL PROCEEDINGS

                           None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                           None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company's Common Stock is publicly quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the trading symbol "NAUT."

         The following table sets forth for the periods indicated the high and low reported sales prices per share for the Common Stock as quoted by the NASDAQ National Market System. All prices have been adjusted to reflect a three-for-two stock split effected in the form of a stock dividend to holders of record of Common Stock on November 1, 1993. They have also been adjusted to reflect a three-for-two stock split to be effected in the form of a stock dividend to holders of record of Common Stock on May 5, 1995, subject to stockholder approval of an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock.

                                                                   High         Low
                                                                   -----       -----

Fiscal 1994       First Quarter ended May 31, 1993                 10.67        6.78
                  Second Quarter ended August 31, 1993             11.33        8.78
                  Third Quarter ended November 30, 1993            16.58        9.67
                  Fourth Quarter ended February 28, 1994           19.00       14.17

Fiscal 1995       First Quarter ended May 31, 1994                 18.50       14.50
                  Second Quarter ended August 31, 1994             18.50       13.00
                  Third Quarter ended November 30, 1994            21.67       17.50
                  Fourth Quarter ended February 28, 1995           21.50       18.00

Fiscal 1996       First Quarter (through May 19, 1995)             22.33       16.33


         As of May 19, 1995, there were approximately 4,200 stockholders of the Company's Common Stock.

         The policy of the Company is to retain earnings to provide funds for the operation and expansion of its business and, accordingly, the Company has paid no cash dividends on its Common Stock. Any payment of future cash dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements, and other factors deemed relevant by the Company's Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                                           Year ended
                                                               ---------------------------------------------------------------------
                                                               February 28,  February 28,  February 28,  February 29,  February 28,
                                                                   1995          1994          1993          1992           1991
                                                               ------------  ------------- ------------- ------------  -------------
Selected consolidated statements of earnings data
 Net sales                                                     $247,630,892  $192,939,093  $150,962,006  $121,153,102  $95,364,083
                                                               ============  ============  ============  ============  ===========
 Income from continuing operations                             $ 23,971,307  $ 16,803,991  $ 10,488,204  $  7,488,669  $ 3,478,970
 Income (loss) from discontinued operations                            --            --            --            --     (1,325,650)
                                                               ------------  ------------  ------------  ------------  -----------

        Net earnings                                           $ 23,971,307  $ 16,803,991  $ 10,488,204  $  7,488,669  $ 2,153,320
                                                               ============  ============  ============  ============  ===========
 Net earnings (loss) per common share
   Primary
     Continuing operations                                     $       1.15  $        .90  $        .60  $        .44       $  .21
     Discontinued operations                                           --            --            --            --           (.08)
                                                               ------------  ------------  ------------  ------------  -----------
        Net earnings per share of common stock outstanding     $       1.15  $        .90  $        .60  $        .44       $  .13
                                                               ============  ============  ============  ============  ===========
   Fully diluted
     Continuing operations                                     $       1.15  $        .90  $        .60  $        .43       $  .21
     Discontinued operations                                           --            --            --            --           (.08)
                                                               ------------  ------------  ------------  ------------  -----------
        Net earnings per share of common stock outstanding     $       1.15  $        .90  $        .60  $        .43       $  .13
                                                               ============  ============  ============  ============  ===========
   Cash dividends per common share                                     None          None          None          None         None



                                                               February 28,   February 28,  February 28,  February 29,  February 28,
                                                                  1995          1994           1993          1992          1991
                                                              ------------  ------------  ------------  ------------  --------------
Selected consolidated balance sheets data
  Total assets                                                 $168,355,506  $137,040,445  $ 79,301,967  $ 60,357,985  $54,096,842
  Long-term debt, excluding current portion                         250,000       300,000       350,000       417,338      484,671
  Working capital                                               114,488,525    95,673,926    45,389,377    35,229,937   27,372,788
  Stockholders' equity                                          139,300,351   114,143,790    59,013,183    48,297,673   40,571,420

All share data has been adjusted to reflect a three-for-two stock split to be effected in the form of a stock dividend, payable to stockholders of record on May 5, 1995, subject to stockholder approval of an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal year ended February 28, 1995 compared to February 28, 1994:

              Consolidated net sales increased 28.4% to $247.6 million in the fiscal year ended February 28, 1995 compared to $192.9 million in the prior fiscal year. This increase is primarily a result of increased sales of Nautica products through its wholesale and retail operations. Nautica's wholesale sales increased due to the expansion of Nautica's in-store shop program, sales to new retail customers and to additional locations of existing customers, and the continued growth of a basic stock replenishment program for the Anchor group of Nautica products. The increase in Nautica's wholesale sales is due to increased unit volume rather than price increases. Nautica retail sales increased as a result of opening eight additional Nautica factory outlet stores during the current year, the full year effect of four stores opened in the prior year and to an increase in comparable store sales of 18.9%.

              Consolidated gross profit during the fiscal year ended February 28, 1995 increased to 44.3% of net sales, as compared to 43.5% of net sales in the prior fiscal year. The net increase resulted primarily from a shift in sales mix to higher margin products.

              Designing, selling, shipping and general and administrative expenses as a percentage of net sales increased to 29.7% during the fiscal year ended February 28, 1995 as compared to 29.5% in the prior fiscal year. The net increase resulted from additional expenses incurred due to the expiration of a license agreement in the Company's State-O-Maine, Inc. subsidiary in the current year.

              Operating profit increased 34.2% to $36.2 million (14.6% of net sales) in the fiscal year ended February 28, 1995 as compared to $27.0 million (14.0% of net sales) in the prior fiscal year as a result of the factors discussed above.

              Net royalty income increased by $343,000 to $1,285,000 in the fiscal year ended February 28, 1995 as compared to $942,000 in the prior fiscal year. This net increase resulted from increased royalty revenue associated with increased sales by licensees partially offset by increased expenses associated with a bankruptcy filing by one licensee.

              Other income consists of interest income of $1,997,000. Other expense of $881,000 relates primarily to costs associated with the Company's evaluation of its warehouse and distribution facilities resulting in the decision to remain in the state of Maine.

              The effective tax rate decreased to 37.9% for the fiscal year ended February 28, 1995 as compared to 41.2% in the prior fiscal year. The decrease is primarily due to certain state tax relief provided to the Company and to tax exempt interest income.

              Net earnings increased 42.7% to $24.0 million in the fiscal year ended February 28, 1995 from $16.8 million in the prior fiscal year as a result of the factors discussed above.

Fiscal year ended February 28, 1994 compared to February 28, 1993:

              Consolidated net sales increased 27.8% to $192.9 million in the fiscal year ended February 28, 1994 compared to $151.0 million in the prior fiscal year. This increase is primarily a result of increased sales of Nautica products through its wholesale and retail operations. Nautica's wholesale sales increased due to the expansion of Nautica's in-store shop program, sales to new retail customers and to additional locations of existing customers, and the continued growth of a basic stock replenishment program for the Anchor group of Nautica products. The increase in Nautica's wholesale sales is due to increased unit volume rather than price increases. Nautica retail sales increased as a result of opening four additional Nautica factory outlet stores in the current year, to the full year effect of six stores opened in the prior fiscal year and to an increase in comparable store sales of 11%.

              Consolidated gross profit during the fiscal year ended February 28, 1994 increased to 43.5% of net sales, as compared to 42.0% of net sales in the prior fiscal year. The net increase resulted primarily from a shift in sales mix to higher margin products and a decrease in sales of close-out merchandise primarily due to the opening of additional Nautica factory outlet stores.

              Designing, selling, shipping and general and administrative expenses as a percentage of net sales decreased to 29.5% during the fiscal year ended February 28, 1994 as compared to 30.3% in the prior fiscal year. The net decrease resulted from decreases in production, design, shipping, and general and administrative expenses as a percentage of net sales, partially offset by increases in selling and marketing expenses as a percentage of net sales. Production, design, shipping and general and administrative expenses decreased as a percentage of net sales due to economies of scale achieved with sales growth. The increase in selling and marketing expenses as a percentage of net sales was primarily due to the growth in sales of Nautica products, the expansion of Nautica's in-store shop program and the opening of additional Nautica factory outlet stores.

              Interest expense remained relatively constant at approximately $267,000 in the fiscal year ended February 28, 1994 as compared to the prior fiscal year.

              Operating profit increased 52.5% to $27.0 million (14.0% of net sales) in the fiscal year ended February 28, 1994 as compared to $17.7 million (11.7% of net sales) in the prior fiscal year as a result of the factors discussed above.

              Net royalty income increased by $94,000 to $942,000 in the fiscal year ended February 28, 1994 as compared to $848,000 in the prior fiscal year. This net increase resulted from increased royalty revenue associated with new license agreements entered into during the fiscal year, offset by increased expenses, primarily associated with the Company's trademark registration program for the Nautica marks, trademark amortization and salaries.

              Other income consists of interest income of $268,000 earned primarily on cash generated from the Company's public offering of common stock completed in December 1993. Other expense of $164,000 relates to the write-off of fixed assets associated with the relocation of the Nautica design studio.

              Pre-tax income in the current fiscal year benefited from an $826,000 ($0.04 per share as adjusted) gain from non-taxable life insurance proceeds due to the death of the Company's Chairman of the Board on August 18, 1993.

              The effective tax rate decreased to 41.2% for the fiscal year ended February 28, 1994 as compared to 42.8% in the prior fiscal year, due to non-taxable life insurance proceeds partially offset by an increase in income tax rates.

              Net earnings increased 60.2% to $16.8 million in the fiscal year ended February 28, 1994 from $10.5 million in the prior fiscal year as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

              During the year ended February 28, 1995 the Company generated cash from operating activities of $13.1 million. Such cash was principally from net earnings and increases in accounts payable and accrued expenses offset by inventory increases of $18.6 million. The increase in inventory is primarily the result of stocking more basic inventory to fill EDI orders resulting from increased demand for the Anchor group of Nautica products and to fill orders for shipments to be made in the future. During the year ended February 28, 1994 the Company generated cash from operating activities of $17.5 million. Such cash was principally from net earnings.

              During the year ended February 28, 1995 the Company's principal investing activities related to the continued expansion of Nautica's in-store shop program. The Company expects to continue to incur capital expenditures to promote the expansion of the Nautica in-store shop program. In addition, the Company is expanding its warehouse and distribution facilities in Rockland, Maine at an expected cost of approximately $15.0 million. The Company will utilize its existing cash and lines of credit during construction and will finance the project at its completion.

              The Company has $60.0 million in lines of credit with two commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by wholesale inventory and accounts receivable. At February 28, 1995 letters of credit outstanding under the lines were $28.3 million and there were no short-term borrowings outstanding.

              The Company anticipates that internally generated funds from operations, existing cash balances and the Company's existing credit lines will be sufficient to satisfy its cash requirements.

CURRENCY FLUCTUATIONS AND INFLATION

              The Company purchases its products from manufacturers located primarily in the Far East. These purchases are denominated in United States dollars. The Company believes that, to date, the effect of fluctuations of the dollar against foreign currencies has not had a material effect on the cost of imports or the Company's results of operations. However, there can be no assurance that purchase prices for the Company's products will not be affected by future fluctuations in the exchange rate between the United States dollar and the local currencies of these manufacturers. Due to the number of currencies involved, the Company cannot quantify the potential effect of such future fluctuations on future income. The Company does not engage in hedging activities with respect to such exchange rate risk.

         The Company believes that inflation has not had a material effect on the cost of imports or the Company's results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements required by Part II, Item 8 are included in Part IV, Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on June 29, 1995.

         In addition, for the fiscal year ended February 28, 1995, Charles H. Scherer, a Director of the Company, filed one late report under Section 16(a) of the Securities and Exchange Act of 1934, reflecting one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on June 29, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on June 29, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on June 29, 1995 and by reference to Footnotes H, I and L of the Financial Statement included in this report and referred to at Part IV, Item 14.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules
           and Reports on Form 8-K

(a) 1. Financial Statements

       The following Consolidated Financial Statements of Nautica Enterprises,
           Inc. and Subsidiaries required by Part II, Item 8, are included in
           Part IV of this report:

                                                                                                                        Page
                                                                                                                        ----
       Report of Independent Certified Public Accountants                                                                F-2

       Consolidated Balance Sheets at February 28, 1995 and February 28, 1994                                            F-3

       Consolidated Statements of Earnings for each of the three years in the
           period ended February 28, 1995                                                                                F-5

       Consolidated Statement of Stockholders' Equity for each of the three years
           in the period ended February 28, 1995                                                                         F-6

       Consolidated Statements of Cash Flows for each of the three years in the
           period ended February 28, 1995                                                                                F-9

       Notes to Consolidated Financial Statements                                                                        F-11

(a) 2. Financial Statement Schedules

       Included in Part IV of this report:

       Schedules for each of the three years in the period ended February 28, 1995:

       II - Valuation and Qualifying Accounts                                                                            F-27

(a) 3. Exhibits

        3(a) Registrant's By-Laws as currently in effect is incorporated by reference herein to the Registrant's Registration Statement on Form S-1 (Registration Number 33-21998).

        3(b) Registrant's Certificate of Incorporation is incorporated by reference herein to the Registrant's Registration Statement on Form S-3 (Registration Number 33-71926).

       10(iii)(a) Registrant's Executive Incentive Stock Option Plan is
                  incorporated by reference herein from the Registrant's Registration Statements on Form S-8 (Registration Number 33-1488), as amended by the Company's Registration Statement on Form S-8 (Registration Number 33-45823).

       10(iii)(b) Registrant's 1989 Employee Incentive Stock Plan is
                  incorporated by reference herein from the Registrant's Registration Statement on Form S-8 (Registration Number 33-36040).

       10(iii)(c) Registrant's 1994 Incentive Compensation Plan

       21         Subsidiaries of Registrant

       23.1       Consent of Independent Certified Public Accountants

       27         Financial Data Schedule

(b) Reports on Form 8-K.
    None

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
  NAUTICA ENTERPRISES, INC.

We have audited the accompanying consolidated balance sheets of Nautica Enterprises, Inc. and Subsidiaries as of February 28, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nautica Enterprises, Inc. and Subsidiaries as of February 28, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 28, 1995, in conformity with generally accepted accounting principles.

We have also audited the schedule listed in the accompanying index at Item 14(a)2. for each of the three years in the period ended February 28, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

New York, New York
April 20, 1995

                   Nautica Enterprises, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  February 28,

                                    ASSETS                            1995               1994
                                                                  ------------       ------------
CURRENT ASSETS
   Cash and cash equivalents                                      $ 49,153,556       $ 44,854,155
   Accounts receivable - net of allowances of $1,211,000 in
      1995 and $1,205,000 in 1994                                   37,362,801         36,641,401
   Inventories                                                      48,876,065         30,286,620
   Prepaid expenses and other current assets                         5,389,979          4,571,936
   Deferred tax benefit                                              2,511,279          1,916,469
                                                                  ------------       ------------
         Total current assets                                      143,293,680        118,270,581









PROPERTY, PLANT AND EQUIPMENT - AT COST,
   less accumulated depreciation and amortization                   18,759,795         15,154,708







OTHER ASSETS
   Excess of cost over net assets acquired, net of
     accumulated amortization                                        1,607,534          1,657,254
   Other                                                             4,694,497          1,957,902
                                                                  ------------       ------------
                                                                     6,302,031          3,615,156
                                                                  ------------       ------------
                                                                  $168,355,506       $137,040,445
                                                                  ============       ============

        The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                                  February 28,

                    LIABILITIES AND STOCKHOLDERS' EQUITY            1995               1994
                                                                ------------       ------------
CURRENT LIABILITIES
   Current maturities of long-term debt                         $     50,000       $     50,000
   Accounts payable - trade                                       12,534,381          8,445,766
   Accrued expenses and other current liabilities                 15,631,659         11,125,832
   Income taxes payable                                              589,115          2,975,057
                                                                ------------       ------------
         Total current liabilities                                28,805,155         22,596,655


LONG-TERM DEBT - NET                                                 250,000            300,000


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock - par value $.01, authorized 2,000,000
      shares, no shares issued
   Common stock - par value $.10, authorized, 50,000,000
      shares; issued, 20,416,110 shares at 1995 and
      13,471,507 shares at 1994                                    2,041,611          1,347,151
   Additional paid-in capital                                     53,079,214         52,588,420
   Retained earnings                                              84,730,086         60,758,779
                                                                ------------       ------------
                                                                 139,850,911        114,694,350
   Less
      Common stock in treasury at cost; 785,035 shares
          at 1995 and 523,357 shares at 1994                         550,560            550,560
                                                                ------------       ------------
                                                                 139,300,351        114,143,790
                                                                ------------       ------------
                                                                $168,355,506       $137,040,445
                                                                ============       ============

The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

                             Year ended February 28,


                                                               1995                 1994                1993
                                                          -------------        -------------        -------------
Net sales                                                 $ 247,630,892        $ 192,939,093        $ 150,962,006
                                                          -------------        -------------        -------------
Costs and expenses
   Cost of goods sold                                       137,967,107          108,977,721           87,548,086
   Designing, selling, shipping, general and
     administrative expenses                                 73,436,250           56,964,498           45,705,606
                                                          -------------        -------------        -------------
                                                            211,403,357          165,942,219          133,253,692
                                                          -------------        -------------        -------------
         Operating profit                                    36,227,535           26,996,874           17,708,314
                                                          -------------        -------------        -------------
Other income (expense)
   Net royalty income                                         1,285,325              941,964              848,369
   Other income, net                                          1,115,935              104,245               55,637
   Interest expense                                             (29,174)            (267,444)            (279,922)
   Life insurance proceeds, net                                                      825,556
                                                          -------------        -------------        -------------
                                                              2,372,086            1,604,321              624,084
                                                          -------------        -------------        -------------
         Earnings before provision for income taxes          38,599,621           28,601,195           18,332,398

Provision for income taxes                                   14,628,314           11,797,204            7,844,194
                                                          -------------        -------------        -------------
         NET EARNINGS                                     $  23,971,307        $  16,803,991        $  10,488,204
                                                          =============        =============        =============

Earnings per share of common stock                                $1.15                 $.90                 $.60
                                                                  =====                 ====                 ====

Weighted average number of common and common
   equivalent shares outstanding                             20,855,787           18,629,346           17,460,384
                                                          =============        =============        =============


The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  Years ended February 28, 1995, 1994 and 1993



                                                                                                                         DEFERRED
                                                                                                                         COMPENSA-
                                       COMMON STOCK           ADDITIONAL                         TREASURY STOCK            TION
                                 -------------------------     PAID-IN         RETAINED       -----------------------    ON STOCK
                                   SHARES         AMOUNT       CAPITAL         EARNINGS        SHARES       AMOUNT        OPTIONS
                                 ----------   ------------   ------------   ------------      -------    ------------   -----------
Balance at February 29,
    1992                          7,395,884   $    739,589   $ 14,710,753   $ 33,466,584      350,155    $    552,532   $    66,721

Net earnings                                                                  10,488,204
Common stock issued on
    exercise of stock options        44,602          4,460        154,153                      (1,250)         (1,972)
Amortization of deferred
    compensation on stock
    options                                                                                                                 (66,721)
                                  ---------    -----------   ------------   ------------      -------    ------------  ------------

Balance at February 28,
    1993 (carried forward)        7,440,486        744,049     14,864,906     43,954,788      348,905         550,560          --


                   Nautica Enterprises, Inc. and Subsidiaries

                  Years ended February 28, 1995, 1994 and 1993



                                                                                                                        DEFERRED
                                                                                                                        COMPENSA-
                                       COMMON STOCK           ADDITIONAL                          TREASURY STOCK          TION
                                 -------------------------     PAID-IN        RETAINED         ----------------------    ON STOCK
                                   SHARES        AMOUNT        CAPITAL        EARNINGS          SHARES       AMOUNT      OPTIONS
                                 ----------   ------------   ------------   ------------       --------   ------------  ------------
Balance at February 28,
   1993 (brought forward)         7,440,486   $    744,049   $ 14,864,906   $ 43,954,788       348,905    $    550,560       $--

Net earnings                                                                  16,803,991
Common stock issued on
    exercise of stock options       484,339         48,434      1,740,177
Income tax benefit from
    stock options                                               3,955,967
Stock split                       3,954,097        395,410       (395,410)                     174,452
Common stock issued in
    public offering, net          1,592,585        159,258     32,422,780
                                 ----------   ------------   ------------   ------------       -------    ------------  ------------

Balance at February 28,
    1994 (carried forward)       13,471,507      1,347,151     52,588,420     60,758,779       523,357       550,560         --

                   Nautica Enterprises, Inc. and Subsidiaries

                  Years ended February 28, 1995, 1994 and 1993



                                                                                                                        DEFERRED
                                                                                                                        COMPENSA-
                                       COMMON STOCK             ADDITIONAL                        TREASURY STOCK           TION
                                 --------------------------      PAID-IN       RETAINED       ----------------------     ON STOCK
                                   SHARES         AMOUNT         CAPITAL       EARNINGS        SHARES        AMOUNT      OPTIONS
                                 ----------   -------------   ------------  ------------      -------   ------------   -------------
Balance at February 28,
   1994 (brought forward)        13,471,507    $  1,347,151   $ 52,588,420   $ 60,758,779     523,357   $    550,560    $      --

Net earnings                                                                   23,971,307
Common stock issued on
    exercise of stock options       139,233          13,923        509,688
Stock split                       6,805,370         680,537       (680,537)                   261,678
Income tax benefit from
    stock options                                                  661,643
                                 ----------    ------------   ------------   ------------     -------   ------------    ------------

BALANCE AT FEBRUARY 28,
    1995                         20,416,110    $  2,041,611   $ 53,079,214   $ 84,730,086     785,035   $    550,560    $      --
                                 ==========    ============   ============   ============     =======   ============    ============





The accompanying notes are an integral part of this statement.

                  Nautica Enterprises, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Year ended February 28,


                                                                  1995           1994           1993
                                                              ------------   ------------   ------------
Cash flows from operating activities
   Net earnings                                               $ 23,971,307   $ 16,803,991   $ 10,488,204
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities
         Deferred income taxes - net                              (594,810)      (302,419)      (162,590)
         Depreciation and amortization                           3,110,160      2,995,244      1,768,962
         Provision for accounts receivable allowances
            and discounts                                        1,772,796        792,801        554,231
         Loss on disposal and abandonment of fixed assets          881,443        163,784         16,562
         Other
         Change in operating assets and liabilities
            Accounts receivable                                 (2,494,196)    (7,424,542)    (6,840,091)
            Inventories                                        (18,589,445)    (1,542,519)   (12,101,920)
            Prepaid expenses and other current assets             (818,043)      (462,558)      (638,350)
            Other assets                                          (342,765)      (256,702)       (21,713)
            Accounts payable                                     4,108,604        199,791      3,375,529
            Accrued expenses and other current liabilities       4,485,838      4,396,340        559,940
            Income taxes payable                                (2,385,942)     2,169,155        270,259
                                                              ------------   ------------   ------------
         Net cash provided by (used in) operating activities    13,104,947     17,532,366     (2,730,977)
                                                              ------------   ------------   ------------

Cash flows from investing activities
   Purchase of property, plant and equipment                    (7,242,911)    (7,445,689)    (1,850,007)
   Payments to register trademark                                 (197,889)      (252,695)      (319,253)
   Long-term investments                                        (2,500,000)
                                                              ------------   ------------   ------------


         Net cash used in investing activities                  (9,940,800)    (7,698,384)    (2,169,260)
                                                              ------------   ------------   ------------

                   Nautica Enterprises, Inc. and Subsidiaries

                            Year ended February 28,


                                                        1995           1994           1993
                                                    ------------   ------------   ------------
Cash flows from financing activities
   Net increase (decrease) in notes payable - bank  $              $ (4,090,000)  $  4,090,082
   Principal payments on long-term debt                  (50,000)       (67,415)       (67,338)
   Proceeds from issuance of common stock, net           523,611     34,370,649        144,023
   Income tax benefit from stock options                 661,643      3,955,967           --
                                                    ------------   ------------   ------------
         Net cash provided by financing activities
                                                       1,135,254     34,169,201      4,166,767
                                                    ------------   ------------   ------------
         INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS                                4,299,401     44,003,183       (733,470)

Cash and cash equivalents at beginning of year        44,854,155        850,972      1,584,442
                                                    ------------   ------------   ------------
Cash and cash equivalents at end of year            $ 49,153,556   $ 44,854,155   $    850,972
                                                    ============   ============   ============
Supplemental disclosures of cash flow information:
   Cash paid during the year for
     Interest                                       $     42,166   $    282,391   $    297,505
     Income taxes                                     16,791,336      5,969,914      7,879,446

The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        February 28, 1995, 1994 and 1993

NOTE A - SUMMARY OF ACCOUNTING POLICIES

   Nautica Enterprises, Inc. (the "Company") and Subsidiaries are principally engaged in the design, manufacture and sale of men's apparel.

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

   1.    Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

   2.    Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

   3.    Revenue Recognition

         Revenue within wholesale operations is recognized at the time merchandise is shipped to customers. Retail store revenues are recognized at the time of sale.

   4.    Inventories

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for wholesale inventories and by the first-in, first-out ("FIFO") method for retail inventories.

   5.    Property, Plant and Equipment

         Property, plant and equipment are carried at cost. Depreciation for financial statement purposes is provided principally by the straight-line method over the estimated useful lives of the assets. Improvements to leased premises are amortized over the shorter of the useful lives of the improvements or the life of the related lease.

                   Nautica Enterprises, Inc. and Subsidiaries

                        February 28, 1995, 1994 and 1993

NOTE A (CONTINUED)

    6.   Excess of Cost Over Net Assets Acquired

         The excess of cost over net assets acquired is being amortized on a straight-line basis over a forty-year period. Accumulated amortization at February 28, 1995 and February 28, 1994 was $364,430 and $314,710,
         respectively.

    7.   Other Assets

         Included in other assets are long-term investments of $2,500,000. The investments are carried at cost which approximates market value at February 28, 1995.

    8.   Deferred Design Charges

         The Company defers certain design charges that relate to goods to be sold in future selling seasons. Such charges are charged to expense in the season the goods relate to.

    9.   Income Taxes

         The Company and its wholly-owned subsidiaries file a consolidated Federal income tax return. Deferred income taxes payable arise as a result of differences between financial statement and income tax reporting.

   10.   Earnings Per Share

         Earnings per share are based on the weighted average number of shares of common stock outstanding during the year giving retroactive effect to the stock splits as described in Note H. Stock options are included in the calculation, when they are dilutive.

   11.   Reclassifications

         Certain amounts in prior years have been reclassified to conform with classifications used in 1995.

                   Nautica Enterprises, Inc. and Subsidiaries

                        February 28, 1995, 1994 and 1993

NOTE B - INVENTORIES

   Inventories valued using the LIFO method comprised 85% and 75% of consolidated inventories before LIFO adjustment at February 28, 1995 and February 28, 1994, respectively. The FIFO earnings are presented in order to provide a basis for comparison to the operating results of those companies within the industry which do not use the LIFO method. Had the Company utilized the FIFO method of accounting for inventory, inventories would have been higher by $3,268,309, $4,101,208 and $3,592,057 at February 28, 1995,
   1994 and 1993, respectively. Earnings before provision for income taxes would have been lower by $832,899 at February 28, 1995, higher by $509,151 at February 28, 1994 and higher by $418,855 at February 28, 1993. Net earnings would have been lower by $517,230 ($.02 per share) at February 28, 1995, higher by $299,381 ($.02 per share) at February 28, 1994 and higher by $239,585 ($.01 per share) at February 28, 1993. During the year ended February 28, 1995, reductions in certain LIFO pools had the effect of increasing earnings before income taxes by approximately $1,700,000 and net earnings by $1,056,000 ($.05 per share).

   Inventories consist of the following:


                                                   1995          1994
                                               -----------   -----------
     Raw materials                             $   760,940   $   405,866
     Finished goods                             51,383,434    33,981,962
                                               -----------   -----------
                                                52,144,374    34,387,828
     Less amount to reduce carrying
         value to LIFO basis                     3,268,309     4,101,208
                                               -----------   -----------
                                               $48,876,065   $30,286,620
                                               ===========   ===========



NOTE C - PREPAID EXPENSES AND OTHER CURRENT ASSETS

   Prepaid expenses and other current assets consist of the following:


                                                   1995          1994
                                                ----------    ----------
     Prepaid expenses                           $1,877,351    $1,829,826
     Miscellaneous receivables                   1,038,022       605,384
     Deferred design charges                     2,210,142     2,105,377
     Other                                         264,464        31,349
                                                ----------    ----------
                                                $5,389,979    $4,571,936
                                                ==========    ==========

                   Nautica Enterprises, Inc. and Subsidiaries

                        February 28, 1995, 1994 and 1993

NOTE D - PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are summarized as follows:


                                                                 1995         1994
                                                              -----------  -----------
     Land                                                     $   302,512  $   118,303
     Building and improvements                                  5,038,556    5,042,042
     Machinery, equipment and fixtures                         15,294,599   10,085,620
     Leasehold improvements                                     5,194,152    4,950,930
     Construction in progress                                     533,131      320,641
                                                              -----------  -----------
                                                               26,362,950   20,517,536
     Accumulated depreciation and amortization                  7,603,155    5,362,828
                                                              -----------  -----------
                                                              $18,759,795  $15,154,708
                                                              ===========  ===========

   Depreciation expense for the years ended February 28, 1995, 1994 and 1993 was $2,756,381, $2,407,071 and $1,659,815, respectively.

NOTE E - SHORT-TERM BORROWINGS

   As of February 28, 1995, the Company had $60,000,000 in lines of credit, with two commercial banks, available for short-term borrowings and letters of credit collateralized by wholesale inventory and accounts receivable. At February 28, 1995, letters of credit outstanding under the lines were $28,299,180 and there were no short-term borrowings outstanding. Interest is payable at the prime rate.

   Data as to the Company's short-term borrowings are summarized as follows:


                                                                  1995           1994           1993
                                                              ----------    -----------    -----------
     Balance outstanding at year-end                          $     --      $      --      $ 4,090,000
     Maximum balance outstanding
        at any month-end                                       1,225,000     12,331,000     12,133,000
     Average balance outstanding for the year                    378,883      3,669,000      4,052,000
     Weighted average interest rate at
        year-end                                                     9.0%           6.0%           6.0%
     Weighted average interest rate during
        the year                                                    7.70%          7.18%          6.91%

                   Nautica Enterprises, Inc. and Subsidiaries

                        February 28, 1995, 1994 and 1993

NOTE F - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

   Accrued expenses and other current liabilities consist of the following:


                                                                1995          1994
                                                            -----------   -----------
      Payroll and other employee compensation               $ 3,774,201   $ 2,962,714
      Royalties                                                 702,428       453,429
      Advertising and promotion                               7,815,054     6,058,850
      Commissions                                               247,316       217,266
      Other                                                   3,092,660     1,433,573
                                                            -----------   -----------
                                                            $15,631,659   $11,125,832
                                                            ===========   ===========


NOTE G - LONG-TERM DEBT

   The following is a summary of the long-term debt:


                                                              1995       1994
                                                            --------   --------
     Industrial revenue bond (a)                            $300,000   $350,000
     Less current maturities                                  50,000     50,000
                                                            --------   --------
                                                            $250,000   $300,000
                                                            ========   ========

    (a) Industrial revenue bond payable in annual installments of $50,000 through 2001, collateralized by land, building, and machinery (plant). The bond bears interest at a defined percentage of the prime rate (7.27% at February 28, 1995).

   The aggregate maturities of the Company's long-term debt are as follows:


                     1996                   $ 50,000
                     1997                     50,000
                     1998                     50,000
                     1999                     50,000
                     2000                     50,000
                     Thereafter               50,000
                                            --------
                                            $300,000
                                            ========

                   Nautica Enterprises, Inc. and Subsidiaries

                        February 28, 1995, 1994 and 1993

NOTE H - STOCKHOLDERS' EQUITY

   On April 18, 1995, the Board of Directors declared a three-for-two stock split of the Company's common stock to be effected in the form of a stock dividend payable on July 6, 1995 to stockholders of record on May 5, 1995. The stock split is subject to stockholder approval of the Certificate of Incorporation amendment authorizing an increase in the number of shares of common stock from 20,000,000 shares to 50,000,000 shares. An amount equal to par value of the shares of common stock to be issued was transferred from additional paid-in capital to the common stock account. All prior year stock options and per share disclosures have been restated to reflect the stock split.

   On December 23, 1993, the Company and certain selling stockholders sold an aggregate of 3,084,300 shares of common stock of the Company (including a portion of the underwriters' overallotment option). The Company did not receive any of the proceeds of the 695,422 shares sold by the selling stockholders. The net proceeds of the offering to the Company were approximately $32,600,000 after deducting underwriting commissions and direct offering costs. The offering costs were borne entirely by the Company.

   On October 21, 1993, the Board of Directors declared a three-for-two split of the Company's common stock effected in the form of a stock dividend.

   The Certificate of Incorporation, as amended, authorizes the Board of Directors to issue Preferred Stock, from time to time, in one or more series, with such voting powers, designations, preferences, and relative, participating, optional, conversion or other special rights, and such qualifications, limitations and restrictions, as the Board of Directors may, in their sole discretion, determine.

                   Nautica Enterprises, Inc. and Subsidiaries

                        February 28, 1995, 1994 and 1993

NOTE I - COMMITMENTS AND CONTINGENCIES

  1.  Leases

      The Company leases real property and equipment, under operating leases expiring at various dates through 2009. Rent expense amounted to approximately $3,991,000 in 1995, $3,110,000 in 1994 and $2,528,000 in
      1993. At February 28, 1995, minimum rental commitments under noncancellable leases are as follows:


1996                                                    $  2,981,000
1997                                                       3,009,000
1998                                                       2,788,000
1999                                                       2,500,000
2000                                                       2,466,000
Thereafter                                                13,810,000
                                                        ------------
Total minimum payments required                         $ 27,554,000
                                                        ============

  2.  Royalties

      The Company was a party to a licensing agreement, which expired during the 1995 fiscal year, which granted the Company an exclusive right to utilize certain designs and trade names in the manufacture of specific items of robes and activewear. Royalty expense, which is calculated on the basis of related sales, amounted to approximately $1,101,000 in 1995, $1,179,000 in 1994 and $1,397,000 in 1993.

  3.  Stock Purchase Agreement and Life Insurance Proceeds

      The Company is a party to an agreement with the president and current Chairman of the Board of the Company and the president of Nautica, and was a party to a similar agreement with the former chairman of the board (now deceased) of the Company (the principal stockholders), which provides, upon the death of any of the aforementioned stockholders, and at the request of their respective estates, that the Company will purchase a part of the common shares of the deceased stockholder. The Company has obtained policies of life insurance on the lives of the stockholders for the purpose of utilizing the proceeds from such insurance for the purchase of the shares of the Company's common stock. The agreement provides for the Company to purchase the deceased stockholder's shares of common stock at a defined market value on the date of death. The Company's obligation to purchase the common shares of the deceased stockholder is limited to the life insurance proceeds

                   Nautica Enterprises, Inc. and Subsidiaries

                        February 28, 1995, 1994 and 1993

NOTE I (CONTINUED)

     received by the Company on the death of such stockholder. The agreement also provides, as soon after the death of the stockholder as is practicable and upon the request of the estate of the deceased stockholder, for the filing of a registration statement with the Securities and Exchange Commission for an offering of the shares of common stock, if any, not purchased by the Company.

     Due to the death of the former chairman of the board of the Company in August 1993, the Company realized nontaxable income from life insurance proceeds in the amount of $825,556 ($.04 per share). The repurchase obligation relating to shares owned by the former chairman of the board of the Company expired on December 18, 1993.

  4. Executive Compensation

     In the event of a change in control of the Company as defined in the agreement, senior management has the right to receive a lump-sum payment upon termination of employment other than for cause or permanent disability or resignation for good reason within three years. Such payments are to be equal to the excess of (A) the product of 2.90 multiplied by the "base amount" as determined within the meaning of Section 280G of the Internal Revenue Code over (B) the value on the date of the Change of Control Event of non-cash benefits as defined in the agreement. At February 28, 1995, the maximum amount payable, applicable to three individuals, would be approximately $8,777,000.

  5. Other

     The Company is subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of all such proceedings will not have a material adverse effect on the Company.

     In the normal course of business, the Company extends credit, on open account, to its retail store customers, after a credit analysis based on a number of financial and other criteria. Dillard Department Stores, Inc. and May Department Stores Company accounted for approximately 17% and 17%, respectively, of gross wholesale sales in 1995, approximately 19% and 17%, respectively, of gross wholesale sales in 1994, and approximately 18% and 18%, respectively, of gross wholesale sales in 1993. In recent years, a number of corporate groups, which include certain of the Company's department store customers, excluding the above, have been involved in highly

                   Nautica Enterprises, Inc. and Subsidiaries

                        February 28, 1995, 1994 and 1993

NOTE I (CONTINUED)

     leveraged financial transactions and certain of these customers have filed for protection under Chapter 11 of the Federal Bankruptcy Code. The Company does not believe that this concentration of sales and credit risks represents a material risk of loss with respect to its financial position as of February 28, 1995.

NOTE J - OTHER INCOME - NET

   Other income - net is comprised of the following:


                                                       1995           1994          1993
                                                    ----------     -----------    -------
    Interest income                                 $1,997,378     $ 267,529      $62,679
    Write-off of warehouse evaluation costs           (761,443)
    Loss on disposal and abandonment of
      equipment and leasehold improvements            (120,000)     (163,784)
    Other                                                                500       (7,042)
                                                    ----------     ---------      -------
                                                    $1,115,935     $ 104,245      $55,637
                                                    ==========     =========      =======

NOTE K - INCOME TAXES

   Effective as of March 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The adoption of SFAS No. 109 did not have a material effect on the consolidated financial statements. Therefore, the effect of adopting SFAS No. 109 is included in income tax expense rather than as the cumulative effect of an accounting change.

   Under the provisions of SFAS No. 109, deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using

                   Nautica Enterprises, Inc. and Subsidiaries

                        February 28, 1995, 1994 and 1993

NOTE K (CONTINUED)

   enacted tax law. Significant components of the Company's deferred taxes at February 28, 1995 and 1994 are as follows:


                                            1995             1994
                                         ----------       ----------
Deferred tax assets
   Deferred compensation                 $  209,267       $  189,267
   Allowance for doubtful accounts
     and sales discounts                    468,576          504,576
   Capitalized inventory costs            1,097,912          671,102
   Nondeductible accruals                   534,820          372,820
   Depreciation                             200,704          178,704
                                         ----------       ----------
                                         $2,511,279       $1,916,469
                                         ==========       ==========

The provision for income taxes is comprised of the following:


                             1995                1994                1993
                         ------------        ------------        ------------
Current
   Federal               $ 13,191,300        $  8,987,079        $  5,590,604
   State and local          2,031,824           3,112,544           2,416,180
Deferred                     (594,810)           (302,419)           (162,590)
                         ------------        ------------        ------------
                         $ 14,628,314        $ 11,797,204        $  7,844,194
                         ============        ============        ============

                   Nautica Enterprises, Inc. and Subsidiaries

                        February 28, 1995, 1994 and 1993

NOTE K (CONTINUED)

   The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements:


                                                    1995         1994         1993
                                                 ---------    ---------    ---------
                                                  PERCENT      PERCENT      PERCENT
                                                 OF INCOME    OF INCOME    OF INCOME
                                                 ---------    ---------    ---------
      Computed "expected" provision
         for Federal income taxes                  35.0%        35.0%        34.0%
      State taxes - net of Federal
         income tax benefit                         4.1          7.1          8.6
      Other                                        (1.2)         (.9)         0.2
                                                   ----         ----         ----
      Actual provision for income taxes            37.9%        41.2%        42.8%
                                                   ====         ====         ====

   State income taxes in 1995 decreased due to certain tax relief provided to the Company and the inclusion of a one-time refund of taxes previously paid of $1,429,000.

   Deferred income taxes in fiscal 1993 reflect the impact of differences between financial statement and income tax reporting. The components of the deferred tax (benefit) are as follows:


                                                                             1993
                                                                          ---------
      Allowance for bad debts
         and sales discounts                                              $  (4,000)
      Depreciation                                                            1,000
      Inventory capitalization                                             (116,000)
      Deferred compensation                                                 (26,000)
      Deferred rent and rent rebate                                          11,000
      Vacation                                                              (28,000)
      Other                                                                    (590)
                                                                          ---------
                                                                          $(162,590)
                                                                          =========

                   Nautica Enterprises, Inc. and Subsidiaries

                        February 28, 1995, 1994 and 1993

NOTE L - TRANSACTIONS WITH RELATED PARTIES

   The former Chairman of the Board, who was a principal stockholder of the Company, received a management fee for services rendered to the Company of $50,000 in 1994 and $180,000 in 1993.

   Nautica has the exclusive right to use, exploit and license others to so use and exploit the Nautica name and trademarks. The President of Nautica receives 50% of the net royalties received by the Company with respect to the use of the Nautica name and trademarks. The President of Nautica received royalties of approximately $1,285,000, $942,000 and $848,000 in 1995, 1994
   and 1993, respectively. At February 28, 1995 and 1994, the amount due to the President of Nautica included in accrued expenses and other current liabilities was approximately $627,000 and $398,000, respectively. The President of Nautica has the right of first refusal to purchase the Company's right and interests in the name "Nautica" in the event the Company abandons, sells or disposes its interest in the name.

NOTE M - MULTIEMPLOYER PENSION PLAN

   The Company contributed approximately $350,000 in 1995, $230,000 in 1994 and $172,000 in 1993 to a multiemployer pension and insurance plan for employees covered under a collective bargaining agreement. The plan is not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Multiemployer Pension Plan Amendments Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plan terminates or the Company withdraws, the Company could be subject to a substantial "withdrawal liability." As of February 28, 1995, the Company's share of unfunded vested benefits, if any, was not available from the plan's administrators.

                   Nautica Enterprises, Inc. and Subsidiaries

                        February 28, 1995, 1994 and 1993

NOTE N - PROFIT-SHARING RETIREMENT AND SAVINGS PLAN

   The Company has a contributory retirement savings plan (Section 401(k) of the Internal Revenue Code) for all full-time employees. Under the provisions of the plan, eligible employees are permitted to contribute up to 15% of their salary subject to specified limits. The plan provides for discretionary employer matching contributions not to exceed the lesser of 100% of the employee's contribution or 6% of the employee's compensation. The amount of Company contributions to the plan charged to expense during the years ended February 28, 1995, 1994 and 1993 were approximately $148,000, $109,000 and
   $64,000, respectively.

NOTE O - STOCK OPTION PLAN AND OPTION AGREEMENT

   On June 28, 1984, the Company adopted an Executive Incentive Stock Option Plan (the "Plan"). The Plan provides that the Board of Directors may grant options to officers and key employees of the Company and its subsidiaries to purchase up to 1,603,125 shares of the Company's common stock. The Plan expires in 2001, and options shall not be granted after that date. Under the Plan, each optionee must remain in the continuous employment of the Company for at least one year from the date of grant before he can exercise any part of the options. The exercise price covered by each option is 100% of the fair market value of the common stock at the time of granting the option. In the event, at the time the option is granted, the employee shall own (either in his own name or by attribution) shares constituting in excess of 10 percent of the outstanding shares of the Company, then the exercise price shall be 110% of the fair market value at the time of granting the option. The options are exercisable on a cumulative basis at the annual rate of 20% of the total number of shares covered by the option for a period not exceeding ten years.

   On June 29, 1989, the Company adopted the Nautica Enterprises, Inc. 1989 Employee Incentive Stock Plan (the "1989 Plan"; the 1989 Plan and the Plan are referred to as the "Plans"). The 1989 Plan authorizes the Compensation Committee (consisting of at least two disinterested directors) to grant to eligible participants stock options, restricted stock and/or stock bonus awards and expires in 1999. The 1989 Plan provides for the reservation and availability of 4,218,750 shares of common stock of the Company, subject to adjustment for future stock splits, stock dividends, reorganizations and similar events. The 1989 Plan's eligibility criteria encompass executives and other key employees of the Company and its subsidiaries.

                   Nautica Enterprises, Inc. and Subsidiaries

                        February 28, 1995, 1994 and 1993

NOTE O (CONTINUED)

   No accounting recognition is given to stock options issued under the Plans until they are exercised, at which time the proceeds are credited to the capital accounts.

   The table below summarizes the activity in the Plans, as adjusted for the stock splits referred to in Note H:


                                      OPTION                      Option                     Option
                         1995         PRICE           1994         price          1993       price
                      ---------  --------------     ---------  -------------   ---------  ------------
Outstanding at
  beginning of year   1,403,017  $  .30 - 12.45     1,379,907  $ .30 -  6.78   1,067,921  $ .30 - 4.19
Granted                 261,000   14.33 - 19.83       310,500   7.00 - 12.45     475,313   5.67 - 6.78
Cancelled               (16,762)   2.97 -  7.00                                  (62,972)  1.55 - 5.67
Exercised              (208,850)    .30 -  7.00      (287,390)   .30 -  2.97    (100,355)   .30 - 2.97
                      ---------                     ---------                  ---------
Outstanding at end
  of year             1,438,405    1.55 - 19.83     1,403,017   1.55 - 12.45   1,379,907   1.55 - 6.78
                      =========                     =========                  =========


                                           1995        1994        1993
                                          -------     -------     -------
      Became exercisable during the year  305,214     243,396     257,699
      Exercisable at end of year          491,157     394,793     438,786

    On July 1, 1987, the Company entered into an Option Agreement (the "Agreement") with the president of Nautica. The Agreement granted the president the option to purchase up to an aggregate of 1,131,043 shares of the Company's common stock at a purchase price of $1.74 per share. The Agreement expires July 1, 1997; provided, however, in the event that the President of Nautica is employed by the Company on July 1, 1997, the options shall expire 60 days after the earlier of (i) July 1, 2007, or (ii) 10 months following the date that the President of Nautica ceases to be employed by the Company. Compensation expense (the difference between the quoted value of the common stock and the exercise price) under the Agreement is determined on the date the total options to be granted and the exercise price are known. The total compensation expense under the agreement aggregated approximately $1,500,000, of which approximately $67,000 has been recognized as compensation expense for the period ended February 28, 1993. The total compensation expense was amortized over the five-year term of the employment agreement of the president of Nautica.

                   Nautica Enterprises, Inc. and Subsidiaries

                        February 28, 1995, 1994 and 1993

NOTE O (CONTINUED)

    The Company filed a Registration Statement which became effective on August 10, 1993 relating to the proposed sale by the president of Nautica of approximately 675,000 shares of the Company's common stock during the three-month period following the effective date of the Registration Statement. The shares registered are part of the 1,131,043 shares of restricted stock which the president of Nautica could acquire through the exercise of the stock options granted under the Agreement. During the year ended February 28, 1994, the president of Nautica exercised 790,062 options at an aggregate purchase price of $1,372,997. At February 28, 1995, 340,981 options exercisable at $1.74 per share remain outstanding.

    For financial reporting purposes, the tax benefit resulting from compensation expense allowable for income tax purposes in excess of the expense recorded in the financial statements, amounting to $665,000 and $3,956,000 during the years ended February 28, 1995 and 1994, respectively, has been credited to additional paid-in capital.

NOTE P - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                          May 31   August 31     November 30   February 28
                                         -------   ---------     -----------   -----------
                                         ------(in thousands, except per share data)------
 1995
   NET SALES                             $44,554       $63,286       $86,978       $52,814
   GROSS PROFIT                           19,278        27,499        37,434        25,453
   NET INCOME                              2,306         5,826         9,501         6,337
   EARNINGS PER SHARE - FULLY DILUTED    $   .11       $   .28       $   .46       $   .30
   WEIGHTED AVERAGE SHARES                20,708        20,778        20,838        20,865

1994
   Net sales                             $30,740       $51,865       $67,560       $42,774
   Gross profit                           12,689        22,054        28,437        20,781
   Net income                              1,147         4,052         6,622         4,982
   Earnings per share - fully diluted    $   .06       $   .23       $   .36       $   .25
   Weighted average shares                17,792        17,949        18,245        19,916

                   Nautica Enterprises, Inc. and Subsidiaries

                        February 28, 1995, 1994 and 1993

NOTE P (CONTINUED)

   During the fourth quarter of the fiscal year ended February 28, 1995 and 1994, the Company recorded inventory-related adjustments which increased earnings before income taxes by approximately $1,700,000 and $1,300,000, respectively.

                   Nautica Enterprises, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



              Column A                     Column B                     Column C                 Column D       Column E
              --------                     --------                     --------                 --------       --------
                                                                       Additions
                                                           ---------------------------------
                                                                (1)                (2)
                                                                                 Charged to
                                           Balance at       Charged to             other                        Balance at
                                           beginning         costs and           accounts -     Deductions -      end of
Description                                of period         expenses            describe        describe (a)     period
- -----------                              -------------     -------------       -------------  ---------------  ------------
YEAR ENDED FEBRUARY 28, 1995
    RESERVES DEDUCTED FROM ASSETS TO
       WHICH THEY APPLY
    ALLOWANCE FOR BAD DEBTS                $1,205,000       $1,538,618                        $1,533,107       $1,210,511
                                           ==========       ==========                        ==========       ==========

    ALLOWANCE FOR SALES DISCOUNTS          $    --          $  234,178                        $  234,178       $    --
                                           ==========       ==========                        ==========       ==========

Year ended February 28, 1994
    Reserves deducted from assets to
       which they apply
    Allowance for bad debts                $1,050,000       $  525,495                        $  370,495       $1,205,000
                                           ==========       ==========                        ==========       ==========
    Allowance for sales discounts          $    --          $  267,306                        $  267,306       $    --
                                           ==========       ==========                        ==========       ==========

Year ended February 28, 1993
   Reserves deducted from assets to
      which they apply
   Allowance for bad debts                 $1,100,726       $  279,533                        $  330,259       $1,050,000
                                           ==========       ==========                        ==========       ==========
   Allowance for sales discounts           $    2,100       $  274,698                        $  276,798       $    --
                                           ==========       ==========                        ==========       ==========



(a)  Accounts written off as uncollectible.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NAUTICA ENTERPRISES, INC.
                                             (Registrant)

                                             By: /s/ Harvey Sanders
                                                 ------------------
                                                 Harvey Sanders
                                                 Chairman (May 26, 1995)

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Name                               Title                              Date
                  ----                               -----                              ----


         /s/ Harvey Sanders                          Chairman, President,               May 26, 1995
         ---------------------                       Chief Executive Officer
         Harvey Sanders                              (Principal Executive
                                                     Officer) and Director



        /s/ Sharon Burd                              Controller (Principal              May 26, 1995
        ----------------------                       Financial Officer and
        Sharon Burd                                  Principal Accounting
                                                     Officer)



         /s/ David Chu                               Director                           May 26, 1995
         ---------------------
         David Chu


         /s/ George Greenberg                        Director                           May 26, 1995
         ---------------------
         George Greenberg


         /s/ Israel Rosenzweig                       Director                           May 26, 1995
         ---------------------
         Israel Rosenzweig

                                EXHIBIT INDEX
                                -------------

    Exhibit
      No.              Description
    -------            -----------


       3(a) Registrant's By-Laws as currently in effect is incorporated by reference herein to the Registrant's Registration Statement on Form S-1 (Registration Number 33-21998).


       3(b) Registrant's Certificate of Incorporation is incorporated by reference herein to the Registrant's Registration Statement on Form S-3 (Registration Number 33-71926).

 10(iii)(a)         Registrant's Executive Incentive Stock Option Plan is
                    incorporated by reference herein from the Registrant's
                    Registration Statements on Form S-8 (Registration Number
                    33-1488), as amended by the Company's Registration
                    Statement on Form S-8 (Registration Number 33-45823).


 10(iii)(b)         Registrant's  1989 Employee Incentive Stock Plan is
                    incorporated by reference herein from the Registrant's
                    Registration Statement on Form S-8 (Registration Number
                    33-36040).

 10(iii)(c)         Registrant's 1994 Incentive Compensation Plan

         21         Subsidiaries of Registrant

       23.1         Consent of Independent Certified Public Accountants

         27         Financial Data Schedule