Form 10-Q
period 1995-05-31
NAUTICA ENTERPRISES INC
filed 1995-07-11
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended May 31, 1995 or
                               ------------

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the transition period from               to
                              ---------------  ---------------

Commission file number  0-6708
                      ---------------------------------------------------------


                           Nautica Enterprises, Inc.
- -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                            95-2431048
- -------------------------------------------------------------------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


   40 West 57th Street, New York, N.Y.                            10019
- -------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)


Registrant's Telephone Number, including Area Code      (212)541-5990
                                                  -----------------------------

- -------------------------------------------------------------------------------
    (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                 Last Report)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No
   ---  ---

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS


         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

Yes   No
   ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS


         The number of shares of Common Stock of the registrant outstanding as of July 7, 1995 was 19,693,285.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                                  MAY 31, 1995
                                   (Unaudited)




                                      INDEX

                                                                                                  Page No.
                                                                                                  --------
Part I - Financial Information:

         Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets
           As at May 31, 1995 and February 28, 1995.............................................      2

         Condensed Consolidated Statements of Earnings
           For the Three Month Periods Ended
           May 31, 1995 and 1994................................................................      3

         Condensed Consolidated Statements of Cash Flows
           For the Three Month Periods Ended
           May 31, 1995 and 1994................................................................      4

         Notes to Condensed Consolidated Financial Statements...................................      5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................................      6

Part II - Other Information:

         Item 6.  Exhibits and Reports on form 8-K..............................................      8

                   NAUTICA ENTERPRISES, INC, AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)





          ASSETS

                                                                         May 31,          February 28,
                                                                          1995                1995
                                                                      ------------        ------------
Current assets:
  Cash and cash equivalents                                           $ 48,072,078        $ 49,153,556
  Accounts receivable - net                                             36,307,444          37,362,801
  Inventories (Note 3)                                                  63,778,217          48,876,065
  Prepaid expenses and other current assets                              4,799,683           5,389,979
  Deferred tax benefit                                                   2,511,279           2,511,279
                                                                      ------------        ------------
             Total current assets                                      155,468,701         143,293,680

Property, plant and equipment, net of
  accumulated depreciation and amortization                             19,260,108          18,759,795

Other assets                                                             6,392,946           6,302,031
                                                                      ------------        ------------

                                                                      $181,121,755        $168,355,506
                                                                      ============        ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                $     50,000        $     50,000
  Accounts payable - trade                                              21,832,219          12,534,381
  Accrued expenses and other current liabilities                        13,902,424          15,631,659
  Income taxes payable                                                   1,870,141             589,115
                                                                      ------------        ------------
             Total current liabilities                                  37,654,784          28,805,155

Long-term debt -net                                                        200,000             250,000

Stockholders' equity:
  Preferred stock - par value $.01, authorized,
    2,000,000 shares; no shares issued
  Common stock - par value $.10, authorized,
    50,000,000 shares; issued 20,478,405 shares
    at May 31, 1995 and 20,416,110 shares at
    February 28, 1995                                                    2,047,841           2,041,611
  Additional paid-in capital                                            53,246,549          53,079,214
  Retained earnings                                                     88,523,141          84,730,086
                                                                      ------------        ------------
                                                                       143,817,531         139,850,911
  Less:
    Common stock in treasury - at cost;
    785,035 shares at May 31, 1995
      and February 28, 1995                                                550,560             550,560
                                                                      ------------        ------------
             Total stockholders' equity                                143,266,971         139,300,351
                                                                      ------------        ------------
                                                                      $181,121,755        $168,355,506
                                                                      ============        ============


The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                                                                      Three Months Ended
                                                                            May 31,
                                                                ------------------------------
                                                                   1995               1994
                                                                ------------------------------
Net Sales                                                       $61,448,458        $44,553,892
                                                                -----------        -----------
Cost and expenses:
  Cost of goods sold                                             34,735,357         25,276,169
  Designing, selling, shipping, general
    and administrative expenses                                  21,517,097         15,842,595
                                                                -----------        -----------
                                                                 56,252,454         41,118,764
                                                                -----------        -----------

Operating Profit                                                  5,196,004          3,435,128
                                                                -----------        -----------
Other
    Net royalty income                                              412,450            109,525
    Interest income                                                 711,766            346,684
                                                                -----------        -----------
                                                                  1,124,216            456,209

Earnings before provision for income taxes                        6,320,220          3,891,337

Provision for income taxes                                        2,527,165          1,585,000
                                                                -----------        -----------
     NET EARNINGS                                               $ 3,793,055        $ 2,306,337
                                                                ===========        ===========
Earnings per share of common stock                              $      0.18        $      0.11
                                                                ===========        ===========

Weighted average number of common and
  common equivalent shares outstanding                           20,850,364         20,708,127
                                                                ===========        ===========


The accompanying notes are an integral part of these statements.

                    NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                                                             Three Months End
                                                                                                  May 31,
                                                                                      ------------------------------
                                                                                           1995             1994
                                                                                      ------------      ------------
Cash flows from operating activities:
Net earnings                                                                          $  3,793,055      $ 2,306,337
Adjustments to reconcile net earnings to net cash provided by                         ------------      -----------
  operating activities:
    Depreciation and amortization                                                        1,097,937          778,057
    Increase (decrease) in cash flows as a result of changes
      in asset and liability account balances:
     Accounts receivable                                                                 1,055,357        8,925,395
     Inventories                                                                       (14,902,152)      (3,988,216)
     Prepaid expenses and other current assets                                             590,296          415,247
     Other assets                                                                         (190,969)         (64,165)
     Accounts payable                                                                    9,297,838        2,997,160
     Accrued expenses and other current liabilities                                     (1,729,235)      (1,929,540)
     Income taxes payable                                                                1,281,026       (1,683,211)
                                                                                      ------------      -----------
Total adjustments                                                                       (3,499,902)       5,450,727
                                                                                      ------------      -----------

Net cash provided by operating activities                                                  293,153        7,757,064
                                                                                      ------------      -----------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                             (1,498,196)        (627,986)
  Long-Term investment                                                                           0       (2,500,000)
                                                                                      ------------      -----------
Net Cash used in investing activities                                                   (1,498,196)      (3,127,986)
                                                                                      ------------      -----------

Cash flows from financing activities:
  Principal payments on long-term debt                                                     (50,000)         (50,000)
  Proceeds from issuance of common stock under
    stock options                                                                          173,565           19,607
                                                                                      ------------      -----------
Net cash used in financing activities                                                      123,565          (30,393)
                                                                                      ------------      -----------

Increase (decrease) in cash and cash equivalents                                        (1,081,478)       4,598,685

Cash and cash equivalents at beginning of period                                        49,153,556       44,854,155
                                                                                      ------------      -----------
Cash and cash equivalents at end of period                                            $ 48,072,078      $49,452,840
                                                                                      ============      ===========
Supplemental Information:

Cash paid during the period for:
Interest expense                                                                      $     17,334      $    12,341
                                                                                      ============      ===========
Income taxes                                                                          $  1,916,299      $ 3,170,031
                                                                                      ============      ===========


The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1995
                                   (Unaudited)


NOTE 1 -                   The accompanying financial statements have been
                  prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjuncton with the financial statements and notes thereto included in the latest annual report on Form 10-K.


NOTE 2 -                   The results of operations for the three month periods
                  ended May 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.


NOTE 3 -                   The Company utilized the last-in, first-out "Lifo"
                  method for wholesale inventories as at May 31, 1995 and February 28, 1995 and for the three month periods ended May 31, 1995 and 1994. The "Lifo" inventory for the three month periods ended May 31, 1995 and 1994 are based upon end of year estimates. Inventories at May 31, 1995 and February 28, 1995 consist primarily of finished goods.


NOTE 4 -                   On April 18, 1995 the Board of Directors declared a
                  three-for-two split of the Company's common stock, to be effected in the form of a stock dividend payable on July 6, 1995 to stockholders of record on May 5, 1995. All share and per share data has been adjusted to reflect the stock split.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 1995
                                   (Unaudited)


RESULTS OF OPERATIONS

For the Three Months Ended May 31, 1995:

         Consolidated net sales increased 37.9% to $61.4 million in the three months ended May 31, 1995 as compared to $44.6 million in the comparable prior year period. This increase is due primarly to increased sales of Nautica products through its wholesale and retail operations. Nautica's wholesale sales increased due to the expansion of Nautica's in-store shop program, sales to new retail customers and to additional locations of existing customers, and the continued growth of a basic stock replenishment program for the Anchor group of Nautica products. The increase in Nautica's wholesale sales is due to increased unit volume rather than price increases. Nautica retail sales increased as a result of the full year effect of seven stores opened since June 1994 and to an increase in comparable store sales.

         Consolidated gross profit remained relatively constant in the three months ended May 31, 1995 at 43.5% of net sales as compared to 43.3% in the comparable prior year period.

         Designing, selling, shipping and general and administrative expenses, as a percentage of net sales, decreased to 35.0% in the three months ended May 31, 1995 as compared to 35.6% in the comparable prior year period due to economies of scale achieved with sales growth.

         Operating profit increased 51.3% to $5.2 million (8.5% of net sales) in the three months ended May 31, 1995 as compared to $3.4 million (7.7% of net sales) in the comparable prior year period as a result of the factors discussed above.

         Net royalty income increased approximately $303,000 in the three months ended May 31, 1995 as compared to the comparable prior year period. The increase is a result of increased royalty revenue from new and existing licensees.

         Interest income increased approximately $365,000 in the three months ended May 31, 1995 as compared to the comparable prior year period due to higher average cash balances during the period and to an increase in the rate of return on investments.

         The provision for income taxes remained relatively contant at 40.0% of earnings before income taxes for the three month period ended May 31, 1995 as compared to 40.7% in the comparable prior year period.

         Net earnings increased 64.5% to $3.8 million in the three months ended May 31, 1995 from $2.3 million in the comparable prior year period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended May 31, 1995 the Company generated cash from its operating activities of $293,000. Net earnings of $3.8 million plus increases in accounts payable and income taxes payable were offset by an increase in inventories of $14.9 million. The increase in inventory is primarily the result of stocking more basic inventory to fill EDI orders resulting from increased demand for the Anchor group of Nautica products and to fill orders for shipments to be made in the future. During the three months ended May 31, 1994 the Company generated cash from its operating activities of $7.8 million. Such cash was principally from net earnings and decreases in accounts receivable partially offset by an increase in inventories.

         During the three months ended May 31, 1995 the Company's principal investing activities related to the expansion of the Company's warehouse and distribution facilities. The expected cost of the expansion is approximately $15.0 million. The Company will utilize its existing cash and lines of credit during construction and will consider financing the project at its completion. At May 31, 1995 there were no other material commitments for capital expenditures.

         The Company has $80.0 million in lines of credit with two commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by wholesale inventory and accounts receivable. At May 31, 1995 letters of credit outstanding under the lines were $44.8 million and there were no short-term borrowings outstanding.


INFLATION AND CURRENCY FLUCTUATIONS

         The Company believes that inflation and the effect of fluctuations of the Dollar against foreign currencies has not had a material effect on the cost of imports or the Company's results of operations.

                                     PART II

                                OTHER INFORMATION


Item 6.

         (a)  Exhibit 27.  Financial Data Schedule.

         (b)  Reports on form 8-K.  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   NAUTICA ENTERPRISES, INC.

                             By:     Harvey Sanders
                                -----------------------------------------------
                                                   Harvey Sanders
                                                        Chairman of the Board
                                                        and President

Date:     07/11/95
     ---------------------

                             By:     Sharon Burd
                                -----------------------------------------------
                                                   Sharon Burd
                                                        Controller
                                                        and Principal Financial
                                                        Officer

Date:    07/11/95
     ---------------------

                                EXHIBIT INDEX




                    Exhibit 27.  Financial Data Schedule.