Form 10-Q
period 1995-08-31
NAUTICA ENTERPRISES INC
filed 1995-10-13
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended August 31, 1995 or

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                    to
                              --------------------  --------------------

Commission file number   0-6708
                      ----------------------------------------------------------


                            Nautica Enterprises, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                   95-2431048
--------------------------------------------------------------------------------
    (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)               Identification No.)

     40 West 57th Street, New York, N.Y.                  10019
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, including Area Code      (212)541-5990
                                                  ------------------------------

--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
   -----  -----

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

Yes      No
   -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of Common Stock outstanding as of October 10, 1995 was 19,851,617.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                                 AUGUST 31, 1995
                                   (Unaudited)


                                      INDEX

                                                                                    Page No.
                                                                                    --------
Part I - Financial Information:

         Item 1.  Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets
           As at August 31, 1995 and February 28, 1995............................  2

         Condensed Consolidated Statements of Earnings
           For the Six Month and Three Month Periods Ended
            August 31, 1995 and 1994..............................................  3

          Condensed Consolidated Statements of Cash Flows
           For the Six Month Periods Ended
            August 31, 1995 and 1994..............................................  4

          Notes to Condensed Consolidated Financial Statements....................  5

         Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations....................  6

Part II - Other Information.......................................................  9

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                         ASSETS
                                                          August 31,           February 28,
                                                            1995                  1995
                                                        ------------          ------------
Current assets:
  Cash and cash equivalents                             $ 34,029,623          $ 49,153,556
  Accounts receivable - net                               53,600,467            37,362,801
  Inventories                                             66,710,568            48,876,065
  Prepaid expenses and other current assets                3,791,332             5,389,979
  Deferred tax benefit                                     2,511,279             2,511,279
                                                        ------------          ------------
              Total current assets                       160,643,269           143,293,680

Property, plant and equipment, net of
  accumulated depreciation and amortization               22,485,214            18,759,795

Other assets                                               6,271,311             6,302,031
                                                        ------------          ------------

                                                        $189,399,794          $168,355,506
                                                        ============          ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                  $     50,000          $     50,000
  Accounts payable - trade                                16,268,135            12,534,381
  Accrued expenses and other current liabilities          18,533,089            15,631,659
  Income taxes payable                                     2,813,149               589,115
                                                        ------------          ------------
              Total current liabilities                   37,664,373            28,805,155

Long-term debt - net                                         200,000               250,000

Stockholders' equity:
  Preferred stock - par value $.01, authorized
    2,000,000 shares; no shares issued
  Common stock - par value $.10, authorized
    50,000,000 shares; issued 20,580,562
    at August 31, 1995 and 20,416,110 shares at
    February 28, 1995                                      2,058,056             2,041,611
Additional paid-in capital                                53,594,181            53,079,214
Retained earnings                                         96,433,744            84,730,086
                                                        ------------          ------------
                                                         152,085,981           139,850,911

Less:
  Common stock in treasury - at cost
  785,035 shares at August 31,1995
  and February 28, 1995                                      550,560               550,560
                                                        ------------          ------------
            Total stockholders' equity                   151,535,421           139,300,351
                                                        ------------          ------------

                                                        $189,399,794          $168,355,506
                                                        ============          ============



The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                      SIX MONTHS ENDED                           Three Months Ended
                                                          AUGUST 31,                                  August 31,
                                               --------------------------------             -----------------------------
                                                   1995                1994                    1995              1994
                                                   ----                ----                    ----              ----
Net Sales                                      $142,002,588        $107,839,570             $80,554,130       $63,285,678
                                               ------------        ------------             -----------       -----------

Cost and expenses:
  Cost of goods sold                             79,851,107          61,062,477              45,115,750        35,786,308
  Designing, selling, shipping, general
    and administrative expenses                  44,702,968          35,065,820              23,185,871        19,223,225
                                               ------------        ------------             -----------       -----------

                                                124,554,075          96,128,297              68,301,621        55,009,533
                                               ------------        ------------             -----------       -----------

Earnings from operations                         17,448,513          11,711,273              12,252,509         8,276,145
                                               ------------        ------------             -----------       -----------

Other income (expense):
  Interest income, net                            1,270,332             835,727                 558,566           489,043
  Royalty and licensing income, net                 787,261             385,705                 374,811           276,180
  Other                                              -0-               (736,458)                 -0-             (736,458)
                                               ------------        ------------             -----------       -----------
                                                  2,057,593             484,974                 933,377            28,765
                                               ------------        ------------             -----------       -----------

Earnings before provision for income taxes       19,506,106          12,196,247              13,185,886         8,304,910

Provision for income taxes                        7,802,448           4,063,418               5,275,283         2,478,418
                                               ------------        ------------             -----------       -----------

Net earnings                                   $ 11,703,658        $  8,132,829             $ 7,910,603       $ 5,826,492
                                               ============        ============             ===========       ===========

Earnings per share of common stock             $    .55            $    .39                 $   .37           $   .28
                                               ============        ============             ===========       ===========

Weighted average number of shares of
  common stock outstanding                       21,204,627          20,768,291              21,199,335        20,778,315
                                               ============        ============             ===========       ===========

Cash dividends per common share                    none                none                    none              none
                                               ============        ============             ===========       ===========



The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                      AUGUST 31,
                                                                         --------------------------------
                                                                              1995               1994
                                                                         -------------       ------------
Cash flows from operating activities:
Net earnings                                                              $ 11,703,658       $  8,132,829
                                                                          ------------       ------------
Adjustments to reconcile net earnings to net cash used
 by operating activities:
    Depreciation and amortization                                            2,244,675          1,630,322
    Increase (decrease) in cash flows as a result of changes
      in asset and liability account balances:
    Accounts receivable                                                    (16,237,666)        (9,703,572)
    Inventories                                                            (17,834,503)       (13,498,000)
    Prepaid expenses and other current assets                                1,598,647            558,877
    Deferred tax benefit                                                       -0-                100,000
    Other assets                                                              (173,896)          (164,916)
    Accounts payable                                                         3,733,754          8,336,206
    Accrued expenses and other current liabilities                           2,901,430            623,844
    Income taxes payable                                                     2,224,034         (2,194,460)
                                                                          ------------       ------------
Total adjustments                                                          (21,543,525)       (14,311,699)
                                                                          ------------       ------------

Net cash used by operating activities                                       (9,839,867)        (6,178,870)
                                                                          ------------       ------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                 (5,765,478)        (1,997,872)
  Long-term investment                                                        -0-              (2,500,000)
                                                                          ------------       ------------
Net cash used in investing activities                                       (5,765,478)        (4,497,872)
                                                                          ------------       ------------
Cash flows from financing activities:
  Principal payments on long-term debt                                         (50,000)           (50,000)
  Proceeds from common stock options                                           531,412            156,405
                                                                          ------------       ------------

Net cash provided by financing activities                                      481,412            106,405
                                                                          ------------       ------------

Decrease in cash and cash equivalents                                      (15,123,933)       (10,570,337)

Cash and cash equivalents at beginning of period                            49,153,556         44,854,155
                                                                          ------------       ------------

Cash and cash equivalents at end of period                                $ 34,029,623       $ 34,283,818
                                                                          ============       ============

Supplemental Information:

Cash payments for the periods ended:

Interest expense                                                          $     30,248       $     14,656
                                                                          ============       ============

Income taxes                                                              $  6,425,853       $  6,115,071
                                                                          ============       ============



The accompanying notes are an integral part of these statments.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 31, 1995
                                   (Unaudited)

NOTE 1 -        The accompanying financial statements have been prepared
             without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-K.


NOTE 2 -        The results of operations for the six month and three month periods ended August 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 -        The Company utilized the last-in, first-out "Lifo" method for inventories as at August 31, 1995 and February 28, 1995 and for the six and three month periods ended August 31, 1995 and 1994. The "Lifo" inventory for the six and three month periods ended August 31, 1995 and 1994 are based upon end of year estimates. Inventories at August 31, 1995 and February 28, 1995 consist primarily of finished goods.

NOTE 4 -        All share and per share data have been adjusted to
             reflect a three-for-two stock split, effected in the form of a 50% stock dividend, which was issued on July 6, 1995.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 1995
                                   (Unaudited)

RESULTS OF OPERATIONS

For the Six Months Ended August 31, 1995:

         Consolidated net sales increased 31.7% to $142.0 million in the six months ended August 31, 1995 as compared to $107.8 million in the comparable prior year period. This increase is due primarily to increased sales of Nautica products through its wholesale and retail operations. Nautica's wholesale sales increased primarily due to the expansion of Nautica's shop-within-a-store program, sales to new retail customers and to additional retail locations of existing customers, and the continued growth of the basic stock replenishment program for the Anchor group of Nautica products. The increase in Nautica's wholesale sales is primarily due to increased unit volume rather than price increases. The increase in retail sales is attributable to the opening of new stores and to an increase in comparable store sales.

         Consolidated gross profit increased slightly in the six months ended August 31, 1995 to 43.8% of net sales, as compared to 43.4% in the comparable prior year period. The net increase resulted primarily from a shift in sales mix to higher margin products.

         Designing, selling, shipping and general and administrative expenses as a percentage of net sales decreased to 31.5% in the six months ended August 31, 1995 as compared to 32.5% in the comparable prior year period. The overall net decrease, as a percentage of sales, resulted from economies of scale achieved with sales growth.

         Operating profit increased 49.0% to $17.4 million (12.3% of net sales) in the six months ended August 31, 1995 as compared to $11.7 million (10.9% of net sales) in the comparable prior year period as a result of the factors discussed above.

         Net royalty income increased approximately $402,000 in the six months ended August 31, 1995 as compared to the comparable prior year period. The increase is a result of increased royalty revenue from new and existing licensees.

         Interest income increased approximately $435,000 in the six months ended August 31, 1995 as compared to the comparable prior year period due to higher average cash balances during the period and to an increase in the rate of return on investments. In the prior year period other expense of $736,458 represents a write-off of costs associated with the Company's evaluation of its warehouse and distribution facilities.

         The provision for income taxes increased to 40.0% of earnings before income taxes for the six month period ended August 31, 1995 as compared to 33.3% in the comparable prior year period. The prior year's rate was unusually low due to tax relief provided by the State of Maine which reduced the corporate tax rate and to the inclusion of a one time refund of taxes previously paid.

         Net earnings increased approximately 44% to $11.7 million in the six months ended August 31, 1995 from $8.1 million in the comparable prior year period as a result of the factors discussed above.

For the Three Months Ended August 31, 1995:

         Consolidated net sales increased 27.3% to $80.6 million in the three months ended August 31, 1995 as compared to $63.3 million in the comparable prior year period. This increase is due primarily to increased sales of Nautica products through its wholesale and retail operations. Nautica's wholesale sales increased primarily due to the expansion of Nautica's shop-within-a-store program, sales to new retail customers and to additional retail locations of existing customers, and the continued growth of the basic stock replenishment program for the Anchor group of Nautica products. The increase in Nautica's wholesale sales is primarily due to increased unit volume rather than price increases. The increase in retail sales is attributable to the opening of new stores and to an increase in comparable store sales.

         Consolidated gross profit increased slightly in the three months ended August 31, 1995 to 44.0% of net sales, as compared to 43.5% in the comparable prior year period. The net increase resulted primarily from a shift in sales mix to higher margin products.

         Designing, selling, shipping and general and administrative expenses, as a percentage of net sales decreased to 28.8% in the three months ended August 31, 1995 as compared to 30.4% in the comparable prior year period. The net decrease resulted primarily from decreases in selling and marketing expenses as a percentage of net sales due to economies of scale achieved with sales growth.

         Operating profit increased 48% to $12.3 million (15.2% of net sales) in the three months ended August 31, 1995 as compared to $8.3 million (13.1% of net sales) in the comparable prior year period as a result of the factors discussed above.

         Net royalty income increased approximately $99,000 in the three months ended August 31, 1995 as compared to the comparable prior year period. The increase is a result of increased royalty revenue from new and existing licensees.

         Interest income remained relatively constant during the period. In the prior year period other expense of $736,458 represents a write-off of costs associated with the Company's evaluation of its warehouse and distribution facilities.

         The provision for income taxes increased to 40.0% of earnings before income taxes for the three month period ended August 31, 1995 as compared to 29.8% in the comparable prior year period. The prior year period rate was unusually low due to tax relief provided by the State of Maine which reduced the corporate tax rate and to the inclusion of a one time refund of taxes previously paid.

         Net earnings increased approximately 36% to $7.9 million in the three months ended August 31, 1995 from $5.8 million in the comparable prior year period as a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended August 31, 1995, the Company used cash in its operating activities of $9.8 million. The cash used was principally attributable to increases in accounts receivable and inventory of $16.2 and $17.8 million, respectively, which were offset by net earnings of $11.7 million plus increases in accounts payable, accrued expenses and income taxes payable aggregating $8.9 million. The increase in inventory is primarily the result of stocking more basic inventory to fill EDI orders resulting from increased demand for the Anchor group of Nautica products and to fill increased orders for shipments to be made in the future. Accounts receivable increases were primarily due to increased sales and normal seasonality. During the six months ended August 31, 1994 the Company used cash in its operating activities of $6.2 million. This was principally due to inventory and accounts receivable increases of $13.5 and $9.7 million, respectively, which were financed principally from net earnings, increases in accounts payable and decreases in short-term investments.

         During the six months ended August 31, 1995 the Company's principal investing activities related to the expansion of the Company's warehouse and distribution facilities and the continued expansion of retail shops. The expected cost of the expansion is approximately $15.0 million. The Company will utilize its existing cash and lines of credit during construction and will consider financing alternatives for the project following its completion. At August 31, 1995 there were no other material commitments for capital expenditures.

         The Company has $80.0 million in lines of credit with two commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by wholesale inventory and accounts receivable. At August 31, 1995 letters of credit outstanding under the lines were $36.1 million and there were no short-term borrowings outstanding.


INFLATION AND CURRENCY FLUCTUATIONS

         The Company believes that inflation and the effect of fluctuations of the Dollar against foreign currencies has not had a material effect on the cost of imports or the Company's results of operations.

                                     PART II

                                OTHER INFORMATION

All items are inapplicable expect:

Item 4.     Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of Nautica Enterprises, Inc. was held on June 29, 1995.

(b) The directors named in the Proxy Statement constituting the entire Board of Directors were elected to one year terms expiring in 1996, as follows:

                                             FOR        WITHHELD
                                             ---        --------
                 Harvey Sanders          11,965,761     225,490
                 David Chu               11,965,761     225,490
                 George Greenberg        11,983,851     207,340
                 Robert B. Bank          12,010,976     180,215
                 Israel Rosenzweig       12,010,864     180,327
                 Charles Scherer         11,965,589     225,490

(c) At the Annual Meeting, the stockholders voted upon a proposal to amend the Company's Certificate of Incorporation to increase the authorized shares of Common Stock from 20,000,000 shares to 50,000,000 as follows:

                 For the proposal        10,435,852
                 Against the proposal     1,694,504
                 Withheld                    22,285

The Notice of Annual Meeting of Stockholders and Proxy Statement for Nautica Enterprises, Inc. dated June 1, 1995 was filed with the Securities and Exchange Commission pursuant to Regulation of 14A of the Act and is incorporated herein by reference.

Item 6.          Exhibits and Reports on Form 8-K

(a)     Exhibit 3(i).    Restated Certificate of Incorporation of Nautica
                         Enterprises, Inc.

        Exhibit 27.      Financial Data Schedule.

(b)     Reports on Form 8-K.  None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       NAUTICA ENTERPRISES, INC.


                                       By: Harvey Sanders
                                          --------------------------------------
                                           Harvey Sanders
                                           Chairman of the Board
                                           and President

Date:  October 12, 1995
     -----------------------------------------


                                       By: Neal S. Nackman
                                          --------------------------------------
                                           Neal S. Nackman
                                           V.P. Finance and
                                           Principal Financial Officer

Date:  October 12, 1995
     ------------------------------------------

                                EXHIBIT INDEX
                                -------------


Exhibit No.                        Distribution
-----------                        ------------

  Ex-3(i)            Restated Certificate of Incorporation of Nautica
                     Enterprises, Inc.

  Ex-27              Financial Data Schedule