Form 10-Q
period 1995-11-30
NAUTICA ENTERPRISES INC
filed 1996-01-11
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended November 30, 1995 or

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                    to
                              --------------------  ----------------

Commission file number  0-6708
                        --------------------------------------------------------

                            Nautica Enterprises, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                  95-2431048
--------------------------------------------------------------------------------
   (State or Other Jurisdiction of                  (I.R.S. Employer
Incorporation or Organization)                   Identification No.)

   40 West 57th Street, New York, N.Y.                 10019
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, including Area Code   (212)541-5990
                                                     ---------------------------

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

Yes     No
   -----  -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of Common Stock outstanding as of January 9, 1996 was 19,885,065

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                                NOVEMBER 30, 1995
                                   (Unaudited)

                                      INDEX

                                                                               Page No.
                                                                               --------
Part I - Financial Information:

         Item 1.  Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets
           As at November 30, 1995 and February 28, 1995.....................     2

          Condensed Consolidated Statements of Earnings
           For the Nine Month and Three Month Periods Ended
            November 30, 1995 and 1994.......................................     3

          Condensed Consolidated Statements of Cash Flows
           For the Nine Month and Three Month Periods Ended
            November 30, 1995 and 1994.......................................     4

          Notes to Condensed Consolidated Financial
           Statements........................................................     5

         Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................     6

Part II - Other Information..................................................     8

                   NAUTICA ENTERPRISES, INC, AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


         ASSETS

                                                            November 30,        February 28,
                                                                1995                1995
                                                           -------------      ---------------
Current assets:
  Cash and cash equivalents                                $  54,205,960      $    49,153,556
  Accounts receivable - net                                   52,366,910           37,362,801
  Inventories (Note 3)                                        52,588,809           48,876,065
  Prepaid expenses and other current assets                    3,472,115            5,389,979
  Deferred tax benefit                                         2,511,279            2,511,279
                                                           -------------      ---------------
         Total current assets                                165,145,073          143,293,680

Property, plant and equipment, net of
  accumulated depreciation and amortization                   27,015,069           18,759,795

Other assets (Note 4)                                          8,823,545            6,302,031
                                                           -------------      ---------------

                                                           $ 200,983,687      $   168,355,506
                                                           =============      ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                     $      50,000      $        50,000
  Accounts payable                                            12,157,901           12,534,381
  Accrued expenses and other current liabilities              20,232,477           15,631,659
  Income taxes payable                                         4,569,461              589,115
                                                           -------------      ---------------
         Total current liabilities                            37,009,839           28,805,155

Long-term debt - net                                             200,000              250,000

Stockholders' equity:
  Preferred stock - par value $.01, authorized,
    2,000,000 shares; no shares issued
  Common stock - par value $.10, authorized,
    20,000,000 shares; issued 20,661,012 shares
    at November 30, 1995 and 20,416,110 shares at
    February 28, 1995                                          2,066,101            2,041,611
  Additional paid-in capital                                  53,918,594           53,079,214
  Retained earnings                                          108,339,713           84,730,086
                                                           -------------      ---------------
                                                             164,324,408          139,850,911

  Less:
    Common stock in treasury - at cost 785,035
      shares at November 30, 1995
      and February 28, 1995                                      550,560              550,560
                                                           -------------      ---------------
         Total stockholders' equity                          163,773,848          139,300,351
                                                           -------------      ---------------
                                                           $ 200,983,687      $   168,355,506
                                                           =============      ===============

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                      Nine Months Ended                         Three Months Ended
                                                         November 30,                              November 30,
                                            ----------------------------------        ----------------------------------
                                                  1995                1994                  1995                1994
                                            ----------------------------------        ----------------------------------
Net Sales                                   $  232,821,187      $  194,817,341        $   90,818,599      $   86,977,771
                                            --------------      --------------        --------------      --------------
Cost and expenses:
  Cost of goods sold                           129,442,235         110,606,475            49,591,128          49,543,998
  Designing, selling, shipping, general
    and administrative expenses                 67,305,834          57,192,314            22,602,866          22,126,494
                                            --------------      --------------        --------------      --------------
                                               196,748,069         167,798,789            72,193,994          71,670,492
                                            --------------      --------------        --------------      --------------

Earnings from operations                        36,073,118          27,018,552            18,624,605          15,307,279
                                            --------------      --------------        --------------      --------------
Other income (Expense):
  Interest income                                1,771,639           1,267,483               501,307             431,756
  Royalty and licensing income, net              1,504,624             662,033               717,363             276,328
  Other                                                  0            (736,458)                    0                   0
                                            --------------      --------------        --------------      --------------
                                                 3,276,263           1,193,058             1,218,670             708,084
                                            --------------      --------------        --------------      --------------

Earnings before provision for incom             39,349,381          28,211,610            19,843,275          16,015,363

Provision for income taxes                      15,739,754          10,577,470             7,937,306           6,514,052
                                            --------------      --------------        --------------      --------------

Net earnings                                $   23,609,627      $   17,634,140        $   11,905,969      $    9,501,311
                                            ==============      ==============        ==============      ==============

Earnings per share of common stock          $         1.11      $         0.85        $         0.56      $         0.46
                                            ==============      ==============        ==============      ==============

Weighted average number of shares of
  common stock outstanding                      21,301,879          20,823,095            21,327,595          20,838,095
                                            ==============      ==============        ==============      ==============

Cash dividends per common share                   none                none                  none                none
                                            ==============      ==============        ==============      ==============

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              Nine Months Ended
                                                                                  November 30,
                                                                     ----------------------------------
                                                                          1995                1994
                                                                          ----                ----
  Cash flows from operating activities:
  Net earnings                                                       $  23,609,627      $    17,634,140
                                                                     -------------      ---------------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                      3,331,869            2,494,052
      Increase (decrease) in cash flows as a result of changes
           in asset and liability account balances:
       Accounts receivable                                             (15,004,109)         (19,349,148)
       Inventories                                                      (3,712,744)          (8,832,301)
       Prepaid expenses and other current assets                         1,917,864              630,593
       Other assets                                                       (281,408)            (267,871)
       Accounts payable                                                   (376,480)           5,364,012
       Accrued expenses and other current liabilities                    4,600,818            4,826,901
       Income taxes payable                                              3,980,346            1,533,451
                                                                     -------------      ---------------
Total adjustments                                                       (5,543,844)         (13,600,311)
                                                                     -------------      ---------------

Net cash provided by operating activities                               18,065,783            4,033,829
                                                                     -------------      ---------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                            (11,327,249)          (3,078,182)
  Long-Term investment                                                  (2,500,000)          (2,500,000)
                                                                     -------------      ---------------
Net Cash used in investing activities                                  (13,827,249)          (5,578,182)
                                                                     -------------      ---------------

Cash flows from financing activities:
  Principal payments on long-term debt                                     (50,000)             (50,000)
  Proceeds from issuance of common stock under
    stock options                                                          863,870              260,861
                                                                     -------------      ---------------
Net cash provided by financing activities                                  813,870              210,861
                                                                     -------------      ---------------

Increase (decrease) in cash and cash equivalents                         5,052,404           (1,333,492)

Cash and cash equivalents at beginning of period                        49,153,556           44,854,155
                                                                     -------------      ---------------
Cash and cash equivalents at end of period                           $  54,205,960      $    43,520,663
                                                                     =============      ===============
Supplemental Information:

Cash payments for the periods ended:

Interest expense                                                     $      49,896      $        42,736
                                                                     =============      ===============

Income taxes                                                         $  12,602,820      $     9,485,576
                                                                     =============      ===============


The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1995
                                   (Unaudited)

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


NOTE 2 -                  The results of operations for the nine month and three
                  month periods ended November 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.


NOTE 3 -                  The Company utilized the last-in, first-out "Lifo"
                  method for inventories as of November 30, 1995 and February 28, 1995 and for the nine and three month periods ended November 30, 1995 and 1994. The "Lifo" inventory for the nine and three month periods ended November 30, 1995 and 1994 are based upon end of year estimates. Inventories at November 30, 1995 and February 28, 1995 consist primarily of finished goods.


NOTE 4 -                  Included in other assets (non-current) at November 30,
                  1995 are long-term investments of $5,000,000. The investments are carried at cost which approximates market value at November 30, 1995.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                NOVEMBER 30, 1995
                                   (Unaudited)

RESULTS OF OPERATIONS


For the Nine Months Ended November 30, 1995:

         Consolidated net sales increased 19.5% to $232.8 million in the nine months ended November 30, 1995 as compared to $194.8 million in the comparable prior year period. This increase is due primarily to increased sales of Nautica products through its wholesale and retail operations. Nautica's wholesale sales increased primarily due to the expansion of Nautica's shop-within-a-store program, sales to new retail customers and to additional retail locations of existing customers, and the continued growth of the basic stock replenishment program for the Anchor group of Nautica products. The increase in Nautica's wholesale sales is primarily due to increased unit volume rather than price increases. The increase in retail sales is attributable to the opening of new stores and to an increase in comparable store sales.

         Consolidated gross profit increased in the nine months ended November 30, 1995 to 44.4% of net sales, as compared to 43.2% in the comparable prior year period. The net increase resulted primarily from a shift in sales mix to higher margin products and to an increase in retail operations.

         Designing, selling, shipping and general and administrative expenses as a percentage of net sales decreased to 28.9% in the nine months ended November 30, 1995 as compared to 29.4% in the comparable prior year period. The net decrease, as a percentage of sales, resulted from economies of scale achieved with sales growth.

         Net royalty income increased $843,000 in the nine months ended November 30, 1995 as compared to the comparable prior year period. The increase is a result of increased royalty revenue from new and existing licensees.

         Interest income increased approximately $504,000 in the nine months ended November 30, 1995 as compared to the comparable prior year period due to higher average cash balances during the period and to an increase in the rate of return on investments. In the prior year period other expense of $736,000 represents a write-off of costs associated with the Company's evaluation of its warehouse and distribution facilities location.

         The provision for income taxes increased to 40.0% of earnings before income taxes for the nine month period ended November 30, 1995 as compared to 37.5% in the comparable prior year period. The prior year's rate was unusually low due to tax relief provided by the State of Maine which reduced the corporate tax rate and to the inclusion of a one time refund of taxes previously paid.

         Net earnings increased approximately 34% to $23.6 million in the nine months ended November 30, 1995 from $17.6 million in the comparable prior year period as a result of the factors discussed above.

For the Three Months Ended November 30, 1995:

         Consolidated net sales increased 4.4% to $90.8 million in the three months ended November 30, 1995 as compared to $87.0 million in the comparable prior year period. This increase is due primarily to increased sales of Nautica products through its wholesale and retail operations. Nautica's wholesale sales increased primarily due to the expansion of Nautica's shop-within-a-store program, sales to new retail customers and to additional retail locations of existing customers, and the continued growth of the basic stock replenishment program for the Anchor group of Nautica products. These increases were offset by the discontinued lower margin Christian Dior business which experienced 70% of it's sales volume in the third quarter of the prior year. The increase in Nautica's wholesale sales is primarily due to increased unit volume rather than price increases. The increase in retail sales is attributable to the opening of new stores and to an increase in comparable store sales.

         Consolidated gross profit increased in the three months ended November 30, 1995 to 45.4% of net sales, as compared to 43.0% in the comparable prior year period. The net increase resulted primarily from a shift in sales mix to higher margin products and to an increase in retail operations.

         Designing, selling, shipping and general and administrative expenses, as a percentage of net sales decreased to 24.9% in the three months ended November 30, 1995 as compared to 25.4% in the comparable prior year period. The net decrease resulted primarily from economies of scale achieved with sales growth.

         Net royalty income increased $441,000 in the three months ended November 30, 1995 as compared to the comparable prior year period. The increase is a result of increased royalty revenue from new and existing licensees. Interest income remained relatively constant during the period.

         The provision for income taxes decreased to 40.0% of earnings before income taxes for the three month period ended November 30, 1995 as compared to 40.7% in the comparable prior year period. The decrease is primarily due to a lower estimated effective state tax rate in the current year.

         Net earnings increased approximately 25% to $11.9 million in the three months ended November 30, 1995 from $9.5 million in the comparable prior year period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended November 30, 1995 the Company generated cash from operating activities of $18.1 million principally from net earnings. Increases in inventories of $3.7 million and accounts receivable of $15.0 million, resulting from increased sales levels, were financed by cash generated from net earnings and from increases primarily in accrued expenses. During the nine months ended November 30, 1994 the Company generated cash from its operating activities of $4.0 million principally from net earnings. Increases in inventories of 8.8 million and accounts receivable of $19.3 million, resulting from increased sales levels, were financed by cash generated from net earnings and increases primarily in accounts payable and accrued expenses.

         During the nine months ended November 30, 1995 the Company's principal investing activities related to the expansion of the Company's warehouse and distribution facilities and the continued expansion of retail shops. The expected cost of the expansion is approximately $14.0 million. The Company will utilize its existing cash and lines of credit during construction and will consider financing alternatives for the project following its completion. At November 30, 1995 there were no other material commitments for capital expenditures.

         The Company has $80.0 million in lines of credit with two commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by wholesale inventory and accounts receivable. At November 30, 1995 letters of credit outstanding under the lines were $26.5 million and there were no short-term borrowings outstanding.

INFLATION AND CURRENCY FLUCTUATIONS

         The Company believes that inflation and the effect of fluctuations of the Dollar against foreign currencies has not had a material effect on the cost of imports or the Company's results of operations.

                                     PART II

                                OTHER INFORMATION



Items I through 9. - All items are inapplicable except:

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibit 27.       Financial Data Schedule

(b)      Reports on Form 8-K.  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NAUTICA ENTERPRISES, INC.




                                         By:   Harvey Sanders
                                              -----------------------------
                                               Harvey Sanders
                                               Chairman of the Board
                                               and President

Date:  January 11, 1996
      ---------------------------------
                                          By:  Neal S. Nackman
                                              -----------------------------
                                               Neal S. Nackman
                                               V.P. Finance and
                                               Principal Financial Officer

Date:  January 11, 1996
      ---------------------------------

                                EXHIBIT INDEX
                                -------------



                  Exhibit 27         Financial Data Schedule