Form 10-K
period 1996-02-29
NAUTICA ENTERPRISES INC
filed 1996-05-24
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------
                                    FORM 1O-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended February 29, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                             Commission file number
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        On May 20, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant, using the average bid and asked prices of the registrant's stock on such date, was $793,311,688.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Identification of Document                  Part into which Incorporated

 Proxy Statement  for Annual Meeting
 of Stockholders to be held July 1, 1996.    Part III -- Items 10, 11, 12 and 13

                                     PART I

ITEM 1.  BUSINESS

                  Nautica Enterprises, Inc., a Delaware corporation (the "Company") designs, sources and markets men's apparel through two wholly owned subsidiaries, Nautica International, Inc. ("Nautica") and State-O-Maine, Inc. ("State-O-Maine"). Nautica offers a lifestyle collection of men's sportswear, outerwear and activewear with a distinctive active outdoor image. The collection, sold under the Nautica brand, features innovative designs, classic styling, bold primary colors and quality fabrics. State-O-Maine offers: Nautica brand robes and loungewear; sportswear and swimwear under the Bayou Sport label; apparel designed and sourced for private label programs; and, robes and loungewear under the Charles Goodnight label.

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

                  In addition to Nautica's wholesale business, the Company operates 38 Nautica factory outlet stores and two flagship stores in New York City and Newport Beach, California through its wholly owned subsidiary Nautica Retail USA, Inc. ("Nautica Retail"). The factory outlet stores provide an additional sales channel for Nautica products and allow for organized distribution of excess and out-of-season merchandise.

                  The Company, through its wholly owned subsidiary Nautica Apparel, Inc., strategically extends the Nautica product lines and broadens the international distribution of the Nautica apparel collection through license agreements. The Nautica name is currently licensed for a range of products consistent with Nautica's design concepts and image.

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

                  The Crew and Fashion groups are usually presented in ten deliveries during Nautica's four merchandising seasons. Crew is typically the first collection delivery of the Spring, Transitional, Fall and Holiday seasons. The Crew collections reinterpret Anchor basics by introducing seasonal colors and offer additional items and styles. Fashion deliveries consist of three to five small groups within each merchandising season. The Fashion collections are based on seasonal themes developed by Nautica's design and merchandising staffs. These themes, which have included "Great Lakes Adventure" and "Windward Sailing" reinforce the Nautica image. The Fashion group is distinguished by its distinctive use of color, novelty prints and fabrics and unique design elements. The Anchor, Crew and Fashion groups are developed to be merchandised together as a cohesive Nautica collection.

                  In 1996, Nautica introduced its "Nautica Competition" brand of performance apparel. The Nautica Competition collection features innovative products engineered for both serious athletes and fitness-oriented consumers. Nautica has designed a separate in-store shop configuration for Nautica Competition using high tech materials accented with aluminum and glass and athletic inspired photographs.

                  The Company also licenses the Nautica name and trademarks for a range of products consistent with Nautica's design concepts and image, including men's cologne and skin care products, watches, eyewear and footwear. See "Licensing."

         State-O-Maine

                  State-O-Maine offers: Nautica brand robes and loungewear; sportswear and swimwear under the Bayou Sport label; apparel designed and sourced for private label programs; and, robes and loungewear under the Charles Goodnight label. The Nautica brand men's furnishings targets the same consumer base as the Nautica collection, but is typically sold and displayed in the men's furnishings department of leading department and specialty stores. For its other lines, State-O-Maine employs more competitive pricing and broader distribution strategies than those of Nautica.

                  In 1989, State-O-Maine commenced the development, sale and distribution of distinctive men's robes and loungewear bearing the Nautica label. This line features quality fabrics, classic styling and design concepts inspired by the Nautica collections.

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

                  In 1995, State-O-Maine introduced robes and loungewear under the Charles Goodnight label. This license agreement enables State-O-Maine to enhance the sale and distribution of its core robe and loungewear products.

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

                  In 1996, the Company expanded the Nautica Shop program to include shops featuring the Nautica Competition brand of performance apparel. The shops feature high tech materials accented with aluminum and glass and athletic inspired photographs.

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

                  Nautica concentrates its marketing efforts on national and regional print advertising. The advertising captures the Nautica image in environments that reflect the Nautica lifestyle collection. The Nautica advertising campaign is featured throughout the year in national magazines including Atlantic Monthly, Conde Nast Traveler, Details, Esquire, GQ, George, L'Uomo Vogue, Men's Health, Men's Journal, The New Yorker, The New York Times Magazine, Outside, Sports Illustrated, Vanity Fair, Wired and W-The Men's Portfolio; and in regional magazines. In addition, Nautica participates with its retail customers in a cooperative advertising program. The print advertising is supplemented by a series of special events and sponsorships. Nautica was the official clothing sponsor for the U.S. Sailing Team. The Company is the official apparel sponsor of the Northville (L.I.) Classic and the Transamerica Senior Golf Championship, two events on the Senior PGA tour.

                  Nautica products are also sold through 38 Company-owned factory outlet stores located throughout the United States and two Company-owned retail stores located in New York City and Newport Beach, California. See "Retail."

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

                  State-O-Maine sells its products primarily to department stores including Dillard's and May Company Department Stores, Dayton's-Hudson-Field's, and Federated Department Stores. In addition, State-O-Maine sells its products to national chain store operators such as J.C. Penney Co., Inc. and Sears, Roebuck and Co. State-O-Maine's Bayou Sport line and its private label program employ more competitive pricing and broader distribution strategies than the Nautica brand. State-O-Maine products are generally sold in individual product categories through mainfloor classification departments. Its products are marketed by its regional sales managers and sales representatives through its showrooms in New York City and Dallas, Texas. In fiscal 1996, Dillard's, May Company Department Stores and Federated Department Stores each accounted for approximately 15%, 18% and 14%, respectively, of the Company's total gross sales. No other customer of the Company accounted for 10% or more of the Company's sales during that period.

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

LICENSING

                  The Company strategically extends the Nautica product line and broadens the international distribution of the Nautica apparel collection through license agreements. These license agreements allow the Company to enter new businesses and countries with minimal capital commitments and to benefit from the experience of the licensee with the licensed product or the local market. The Nautica name and related trademarks are licensed through the Company's wholly owned subsidiary, Nautica Apparel, Inc. ("Nautica Licensing"). Net royalty income to the Company was approximately $942,000, $1,285,000 and $2,248,000 in fiscal 1994, fiscal 1995 and fiscal 1996, respectively.

                  Nautica Licensing currently licenses products for wholesale distribution in the following product categories: men's cologne and skin care products, neckwear, tailored clothing, rainwear, boys' apparel, women's sportswear, footwear, luggage, watches, caps, men's hosiery, eyewear, belts and small leather goods, umbrellas and a Lincoln-Mercury Villager minivan.

                  Internationally, Nautica apparel is licensed for sale in Australia, Brazil, Canada, the Caribbean, Chile, Colombia, Greece, Hong Kong, Japan, Korea, Mexico, New Zealand, Panama, Peru, Taiwan, Thailand and Venezuela. In addition to wholesale distribution of Nautica apparel, international licensees operate a total of approximately 58 Nautica retail stores in certain of these markets.

                  As a provision of the agreement by which the Company acquired the Nautica brand in 1984, David Chu, Executive Vice President of the Company and President of Nautica Licensing and Nautica, is entitled to receive 50% of the net royalty income from licensing the Nautica name and trademarks. The Company is entitled to receive the remaining 50% of such net royalty income.

RETAIL

         Factory Outlet Stores

                  The Company operates 38 Nautica factory outlet stores generally located in manufacturers' outlet centers throughout the United States. The Company's retail operations are conducted through its wholly owned subsidiary, Nautica Retail USA, Inc. ("Nautica Retail"). These factory outlet stores have enabled the Company to increase sales in certain geographic markets where Nautica products were not previously available and to consumers who favor value-oriented retailers. They also provide opportunities for Nautica to sell excess and out-of-season merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices. Nautica factory outlet stores are geographically positioned to minimize potential conflict with the Company's retail customers.

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

                  State-O-Maine and Bayou Sport are registered trademarks of State-O-Maine in the United States for certain apparel items.

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

EMPLOYEES

                  At February 29, 1996, the Company had approximately 1,000 employees. Approximately 230 employees are located at the Company's Rockland, Maine facilities; approximately 180 of such employees are members of the Amalgamated Clothing and Textile Workers Union, AFL-CIO, CLC. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

                  The Company operates three warehouse and distribution facilities in Rockland, Maine. A 165,000 square foot facility, owned by the Company, is used for receiving, shipping and warehousing the Nautica apparel and private label lines. The Company expects to complete an expansion of the facility in 1996, which will add approximately 165,000 square feet of usable area. A 100,000 square foot facility, also owned by the Company, is used primarily for receiving, shipping and warehousing the Nautica furnishings, Bayou Sport and Nautica Retail inventories. A leased facility of approximately 33,000 square feet is used for warehousing a range of the Company's products. All merchandise is shipped directly from the Company's manufacturers to its facilities in Rockland, Maine where it is processed and shipped to customers.

                  The Company has administrative and sales offices at 40 West 57th Street, New York, New York, where it occupies under lease approximately 32,000 square feet. It also leases a design studio of approximately 22,000 square feet located at 11 West 19th Street, New York, New York. The Company or its subsidiaries also lease sales offices in Dallas, Texas, two retails stores and 38 Nautica factory outlet stores located throughout the United States. The factory outlet stores each average approximately 3,200 square feet. All of the Company's facilities are deemed by it to be adequate for the purposes utilized.

ITEM 3.  LEGAL PROCEEDINGS

                           None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          No matters were submitted to a vote of security-holders during the fourth quarter of fiscal 1996.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's common stock is publicly quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the trading symbol "NAUT."

         The following table sets forth for the periods indicated the high and low reported sales prices per share for the common stock as quoted by the NASDAQ National Market System. All prices have been adjusted to reflect a two-for-one stock split to be effected in the form of a stock dividend payable on May 28, 1996.

                                                                                 High         Low
                                                                                 ----         ---

Fiscal 1995       First Quarter ended May 31, 1994                             $ 9.25      $ 7.25
                  Second Quarter ended August 31, 1994                           9.25        6.50
                  Third Quarter ended November 30, 1994                         10.84        8.75
                  Fourth Quarter ended February 28, 1995                        10.75        9.00

Fiscal 1996       First Quarter ended May 31, 1995                              11.17        8.17
                  Second Quarter ended August 31, 1995                          17.00        9.92
                  Third Quarter ended November 30, 1995                         19.13       15.63
                  Fourth Quarter ended February 29, 1996                        22.75       16.25

Fiscal 1997       First Quarter (through May 20, 1996)                          24.38       22.25
                                                                                -----       -----



         As of May 20, 1996, there were approximately 365 holders of record of the Company's common stock.

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

Item 6.  Selected Financial Data

                                                                                         Year ended
                                                        ----------------------------------------------------------------------------
                                                        February 29,    February 28,    February 28,    February 28,    February 29,
                                                            1996            1995            1994            1993            1992
                                                            ----            ----            ----            ----            ----
Selected consolidated statements of earnings data
   Net sales                                            $302,541,175    $247,630,892    $192,939,093    $150,962,006    $121,153,102
                                                        ============    ============    ============    ============    ============
Net earnings                                            $ 31,986,310    $ 23,971,307    $ 16,803,991    $ 10,488,204    $  7,488,669
                                                        ============    ============    ============    ============    ============
Net earnings per share of common stock
   Primary                                              $        .75    $        .57    $        .45    $        .30    $        .22
                                                                 ===             ===             ===             ===             ===
   Fully diluted                                        $        .75    $        .57    $        .45    $        .30    $        .22
                                                                 ===             ===             ===             ===             ===

Cash dividends per share of common stock                        None            None            None            None            None


                                                        February 29,    February 28,    February 28,    February 28,    February 29,
                                                            1996            1995            1994            1993            1992
                                                            ----            ----            ----            ----            ----
Selected consolidated balance sheets data
   Total assets                                         $209,339,849    $168,355,506    $137,040,445    $ 79,301,967    $ 60,357,985
   Long-term debt, excluding current portion                 200,000         250,000         300,000         350,000         417,338
   Working capital                                       133,912,229     114,488,525      95,673,926      45,389,377      35,229,937
   Stockholders' equity                                  173,138,288     139,300,351     114,143,790      59,013,183      48,297,673


All share data has been adjusted to reflect stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal year ended February 29, 1996 compared to February 28, 1995:

              Consolidated net sales increased 22.2% to $302.5 million in the fiscal year ended February 29, 1996 compared to $247.6 million in the prior fiscal year. This increase is primarily a result of increased sales of Nautica products through its wholesale and retail operations. Nautica's wholesale sales increased due to the expansion of Nautica's in-store shop program, sales to new retail customers and to additional locations of existing customers. The increase in Nautica's wholesale sales is due primarily to increased unit volume rather than price increases. Nautica retail sales increased as a result of opening nine additional Nautica factory outlet stores during the current year, the full year effect of eight stores opened in the prior year and to an increase in comparable store sales.

              Consolidated gross profit during the fiscal year ended February 29, 1996 increased to 45.3% of net sales, as compared to 44.3% of net sales in the prior fiscal year. The net increase resulted primarily from a shift to the higher margin Nautica wholesale products and to an increase in retail operations.

              Selling, general and administrative expenses as a percentage of net sales decreased to 29.4% during the fiscal year ended February 29, 1996 as compared to 30.0% in the prior fiscal year. The net decrease, as a percentage of sales, resulted from economies of scale achieved with sales growth. Furthermore, selling, general and administrative expenses in 1995 include other expenses of $881,000 (.4% of net sales) which primarily related to costs associated with the Company's evaluation of its warehouse and distribution facilities location.

              Net royalty income increased by $963,000 to $2,248,000 in the fiscal year ended February 29, 1996 as compared to $1,285,000 in the prior fiscal year. The increase is a result of increased royalty revenue from new and existing licensees.

              The interest income increase of approximately $553,000 is due to higher average cash balances during the year and to an increase in the rate of return on investments

              The provision for income taxes increased to 39.6% as compared to 37.9% in the prior year. The prior year's rate was unusually low due to certain state tax relief provided to the Company which reduced the corporate tax rate and the inclusion of a one time refund of taxes previously paid.

              Net earnings increased 33.4% to $32.0 million in the fiscal year ended February 29, 1996 from $24.0 million in the prior fiscal year as a result of the factors discussed above.

Fiscal year ended February 28, 1995 compared to February 28, 1994:

              Consolidated net sales increased 28.4% to $247.6 million in the fiscal year ended February 28, 1995 compared to $192.9 million in the prior fiscal year. This increase is primarily a result of increased sales of Nautica products through its wholesale and retail operations. Nautica's wholesale sales increased due to the expansion of Nautica's in-store shop program, sales to new retail customers and to additional locations of existing customers. The increase in Nautica's wholesale sales is primarily due to increased unit volume rather than price increases. Nautica retail sales increased as a result of opening eight additional Nautica factory outlet stores during the current year, the full year effect of four stores opened in the prior year and to an increase in comparable store sales.

              Consolidated gross profit during the fiscal year ended February 28, 1995 increased to 44.3% of net sales, as compared to 43.5% of net sales in the prior fiscal year. The net increase resulted primarily from a shift in sales mix to higher margin products.

              Selling, general and administrative expenses as a percentage of net sales increased to 30.0% during the fiscal year ended February 28, 1995 as compared to 29.6% in the prior fiscal year. The net increase resulted from additional expenses incurred due to the expiration of a license agreement in the Company's State-O-Maine, Inc. subsidiary in the current year and other expenses of $881,000 which relates primarily to costs associated with the Company's evaluation of its warehouse and distribution facilities resulting in the decision to remain in Maine.

              Net royalty income increased by $343,000 to $1,285,000 in the fiscal year ended February 28, 1995 as compared to $942,000 in the prior fiscal year. This net increase resulted from increased royalty revenue associated with increased sales by licensees partially offset by increased expenses associated with a bankruptcy filing by one licensee.

              Investments of the cash balances from operations and the Company's public offering resulted in net interest income of $1,968,000 during the fiscal year ended February 28, 1995.

              The effective tax rate decreased to 37.9% for the fiscal year ended February 28, 1995 as compared to 41.2% in the prior fiscal year. The decrease is primarily due to certain state tax relief provided to the Company of approximately $1,429,000 and to tax exempt interest income.

              Net earnings increased 42.7% to $24.0 million in the fiscal year ended February 28, 1995 from $16.8 million in the prior fiscal year as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

              During the years ended February 29, 1996 and February 28, 1995 the Company generated cash from operating activities of $29.6 million and $13.8 million, respectively. Such cash was principally from net earnings and increases in accounts payable and accrued expenses offset by inventory increases in 1996 and 1995 of $5.4 and $18.6 million, respectively, and increases in accounts receivable of $9.2 and $2.5 million, respectively. The increases in inventory and accounts receivable in 1996 are primarily attributable to the increased sales volume. The increase in inventory in 1995 is primarily the result of stocking more basic inventory to fill EDI orders resulting from increased demand for the Anchor group of Nautica products and to fill orders for shipments to be made in the future.

              During the year ended February 29, 1996 the Company's principal investing activities related to the expansion of the Company's warehouse and distribution facilities and the continued expansion of in-store shops. The expected cost of the expansion is approximately $14.0 million. The Company will utilize its existing cash during construction and is considering financing alternatives for the project following its completion. During the year ended February 28, 1995 the Company's principal investing activities related to the continued expansion of Nautica's in-store shop program. The Company expects to continue to incur capital expenditures to promote the expansion of the Nautica in-store shop program.

              The Company has $80.0 million in lines of credit with two commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by wholesale inventory and accounts receivable. At February 29, 1996 letters of credit outstanding under the lines were $32.5 million and there were no short-term borrowings outstanding.

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

CURRENTY FLUCTUATIONS AND INFLATION

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

NEW ACCOUNTING STANDARD

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement will be effective in the fiscal year 1997 and the Company believes the effect of the adoption of the new standard will have no impact on the Company's consolidated results of operations or financial position. The Company intends to continue to measure the compensation costs under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and present footnote disclosure of net income and earnings per share in accordance with SFAS No. 123.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements required by Part II, Item 8 are included in Part IV, Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 1, 1996.

         In addition, for the fiscal year ended February 29, 1996, each of the following filed one late report under Section 16(a) of the Securities and Exchange Act of 1934, reflecting one transaction: Messrs. Robert B. Bank, George Greenberg, Israel Rosenzweig and Charles Scherer, Directors of the Company; Mr. Harvey Sanders, President and a Director of the Company; Mr. David Chu, Executive Vice President and a Director of the Company; and, Mr. John Wetzler, President of Nautica Retail USA, Inc., a wholly owned subsidiary of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 1, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 1, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 1, 1996 and by reference to Footnotes G, H and K of the Financial Statement included in this report and referred to at Part IV, Item 14.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K

(a) 1.  Financial Statements

        The following Consolidated Financial Statements of Nautica Enterprises,
           Inc. and Subsidiaries required by Part II, Item 8, are included in
           Part IV of this report:

                                                                                              Page
                                                                                              ----
        Report of Independent Certified Public Accountants                                     F-3

        Consolidated Balance Sheets at February 29, 1996 and February 28, 1995                 F-4

        Consolidated Statements of Earnings for each of the three years in the
            period ended February 29, 1996                                                     F-6

        Consolidated Statement of Stockholders' Equity for each of the three years
            in the period ended February 29, 1996                                              F-7

        Consolidated Statements of Cash Flows for each of the three years in the
            period ended February 29, 1996                                                     F-8

        Notes to Consolidated Financial Statements                                            F-10


(a) 2.  Financial Statement Schedules

        Included in Part IV of this report:

        Schedules for each of the three years in the period ended February 29, 1996:

        II - Valuation and Qualifying Accounts                                                 F-24

    3.  Exhibits

       3(a) Registrant's By-laws as currently in effect are incorporated herein by reference to Registrant's Registration Statement on Form S-1 (Registration No. 33-21998).

       3(b) Registrant's Certificate of Incorporation is incorporated by reference to the Registration Statement on Form S-3 (Registration No. 33-71926), as amended by a Certificate of Amendment dated June 29, 1995.

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

       10(iii)(c) Registrant's 1994 Incentive Compensation Plan is
                  incorporated by reference herein from the Registrant's Annual Report on Form 10-K for year ended February 28, 1995.

       21         Subsidiaries of Registrant.

       23.1       Consent of Independent Certified Public Accountants.

       27         Financial Data Schedule.

(b) Reports on Form 8-K.
                  None

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
    NAUTICA ENTERPRISES, INC.

We have audited the accompanying consolidated balance sheets of Nautica Enterprises, Inc. and Subsidiaries as of February 29, 1996 and February 28, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nautica Enterprises, Inc. and Subsidiaries as of February 29, 1996 and February 28, 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 29, 1996, in conformity with generally accepted accounting principles.

We have also audited the schedule listed in the accompanying index at Item 14(a)2. for each of the three years in the period ended February 29, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON LLP


New York, New York
April 15, 1996 (except for
    Note G, as to which the
    date is April 29, 1996)

                   Nautica Enterprises, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                            FEBRUARY 29,   February 28,
                          ASSETS                                1996          1995
                                                            ------------   ------------
CURRENT ASSETS
    Cash and cash equivalents                               $ 61,047,522   $ 49,153,556
    Accounts receivable - net of allowances of $1,064,000
       in 1996 and $1,211,000 in 1995                         45,704,169     37,362,801
    Inventories                                               54,235,489     48,876,065
    Prepaid expenses and other current assets                  5,290,473      5,389,979
    Deferred tax benefit                                       3,636,137      2,511,279
                                                            ------------   ------------

         Total current assets                                169,913,790    143,293,680


PROPERTY, PLANT AND EQUIPMENT - AT COST,
    less accumulated depreciation and amortization            30,712,102     18,759,795


OTHER ASSETS
    Excess of cost over net assets acquired, net of
      accumulated amortization                                 1,557,814      1,607,534
    Other                                                      7,156,143      4,694,497
                                                            ------------   ------------
                                                               8,713,957      6,302,031
                                                            ------------   ------------

                                                            $209,339,849   $168,355,506
                                                            ============   ============

The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                                                             FEBRUARY 29,   February 28,
        LIABILITIES AND STOCKHOLDERS' EQUITY                     1996           1995
                                                             ------------   ------------
CURRENT LIABILITIES
    Current maturities of long-term debt                     $     50,000   $     50,000
    Accounts payable - trade                                   15,440,362     12,534,381
    Accrued expenses and other current liabilities             19,140,265     15,631,659
    Income taxes payable                                        1,370,934        589,115
                                                             ------------   ------------

         Total current liabilities                             36,001,561     28,805,155


LONG-TERM DEBT - NET                                              200,000        250,000


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock - par value $.01, authorized 2,000,000
       shares, no shares issued
    Common stock - par value $.10, authorized 50,000,000
       shares; issued, 41,354,806 shares at 1996 and
       20,416,110 shares at 1995                                4,135,480      2,041,611
    Additional paid-in capital                                 52,836,972     53,079,214
    Retained earnings                                         116,716,396     84,730,086
                                                             ------------   ------------

                                                              173,688,848    139,850,911
    Less
       Common stock in treasury at cost;1,570,070 shares
          at 1996 and 785,035 shares at 1995                      550,560        550,560
                                                             ------------   ------------

                                                              173,138,288    139,300,351
                                                             ------------   ------------

                                                             $209,339,849   $168,355,506
                                                             ============   ============




The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                       YEAR ENDED         Year ended February 28,
                                                      FEBRUARY 29,     -----------------------------
                                                         1996             1995             1994
                                                      ------------     ------------     ------------
Net sales                                             $302,541,175     $247,630,892     $192,939,093
Cost of goods sold                                     165,462,039      137,967,107      108,977,721
                                                      ------------     ------------     ------------

         Gross profit                                  137,079,136      109,663,785       83,961,372

Selling, general and administrative expenses            88,913,958       74,317,693       57,127,782
Net royalty (income)                                    (2,247,961)      (1,285,325)        (941,964)
                                                      ------------     ------------     ------------

         Operating profit                               50,413,139       36,631,417       27,775,554
                                                      ------------     ------------     ------------
Other income
    Interest income, net                                 2,521,135        1,968,204               85
    Life insurance proceeds                                                                  825,556
                                                      ------------     ------------     ------------


                                                         2,521,135        1,968,204          825,641
                                                      ------------     ------------     ------------

         Earnings before provision for income taxes     52,934,274       38,599,621       28,601,195

Provision for income taxes                              20,947,964       14,628,314       11,797,204
                                                      ------------     ------------     ------------

         NET EARNINGS                                 $ 31,986,310     $ 23,971,307     $ 16,803,991
                                                      ============     ============     ============

Earnings per share of common stock                    $        .75     $        .57     $        .45
                                                      ============     ============     ============

Weighted average number of common and common
    equivalent shares outstanding                       42,716,880       41,711,574       37,258,692
                                                      ============     ============     ============




The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

            Years ended February 29, 1996, February 28, 1995 and 1994


                                                        COMMON STOCK          ADDITIONAL                       TREASURY STOCK
                                                   -----------------------     PAID-IN        RETAINED     --------------------
                                                     SHARES       AMOUNT       CAPITAL        EARNINGS       SHARES     AMOUNT
                                                   ----------   ----------   -----------    ------------   ---------   --------
Balance at February 28, 1993                        7,440,486   $  744,049   $14,864,906    $ 43,954,788     348,905   $550,560

Net earnings                                                                                  16,803,991
Common stock issued on exercise of stock options      484,339       48,434     1,740,177
Income tax benefit from stock options                                          3,955,967
Stock split                                         3,954,097      395,410      (395,410)                    174,452
Common stock issued in public offering, net         1,592,585      159,258    32,422,780
                                                   ----------   ----------   -----------    ------------   ---------   --------

Balance at February 28, 1994                       13,471,507    1,347,151    52,588,420      60,758,779     523,357    550,560

Net earnings                                                                                  23,971,307
Common stock issued on exercise of stock options      139,233       13,923       509,688
Stock split                                         6,805,370      680,537      (680,537)                    261,678
Income tax benefit from stock options                                            661,643
                                                   ----------   ----------   -----------    ------------   ---------   --------

Balance at February 28, 1995                       20,416,110    2,041,611    53,079,214      84,730,086     785,035    550,560

Net earnings                                                                                  31,986,310
Common stock issued on exercise of stock options      261,293       26,129       887,098
Stock split                                        20,677,403    2,067,740    (2,067,740)                    785,035
Income tax benefit from stock options                                            938,400
                                                   ----------   ----------   -----------    ------------   ---------   --------

BALANCE AT FEBRUARY 29, 1996                       41,354,806   $4,135,480   $52,836,972    $116,716,396   1,570,070   $550,560
                                                   ==========   ==========   ===========    ============   =========   ========



The accompanying notes are an integral part of this statement.

                   Nautica Enterprises, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                YEAR ENDED        Year ended February 28,
                                                               FEBRUARY 29,    -----------------------------
                                                                  1996             1995             1994
                                                              -------------    -------------    ------------
Cash flows from operating activities
    Net earnings                                              $  31,986,310    $  23,971,307    $ 16,803,991
    Adjustments to reconcile net earnings to net cash
      provided by operating activities
         Deferred income taxes - net                             (1,124,858)        (594,810)       (302,419)
         Depreciation and amortization                            4,345,843        3,110,160       2,995,244
         Provision for accounts receivable allowances
             and discounts                                          828,899        1,772,796         792,801
         Loss on disposal and abandonment of fixed assets                            881,443         163,784
         Changes in operating assets and liabilities
             Accounts receivable                                 (9,170,267)      (2,494,196)     (7,424,542)
             Inventories                                         (5,359,424)     (18,589,445)     (1,542,519)
             Prepaid expenses and other current assets               99,506         (818,043)       (462,558)
             Other assets                                          (176,002)        (342,765)       (256,702)
             Accounts payable - trade                             2,905,981        4,108,604         199,791
             Accrued expenses and other current liabilities       3,508,606        4,485,838       4,396,340
             Income taxes payable                                 1,720,219       (1,724,299)      6,125,122
                                                              -------------    -------------    ------------

         Net cash provided by operating activities               29,564,813       13,766,590      21,488,333
                                                              -------------    -------------    ------------

Cash flows from investing activities
    Purchase of property, plant and equipment                   (15,906,571)      (7,242,911)     (7,445,689)
    Payments to register trademark                                 (127,503)        (197,889)       (252,695)
    Long-term investments                                        (2,500,000)      (2,500,000)
                                                              -------------    -------------    ------------

         Net cash used in investing activities                  (18,534,074)      (9,940,800)     (7,698,384)
                                                              -------------    -------------    ------------


                   Nautica Enterprises, Inc. and Subsidiaries

                                                      YEAR ENDED     Year ended February 28,
                                                     FEBRUARY 29,   -------------------------
                                                         1996           1995           1994
                                                     -----------    -----------    ----------
Cash flows from financing activities
    Net decrease in notes payable - bank                                           $(4,090,000)
    Principal payments on long-term debt             $   (50,000)   $   (50,000)       (67,415)
    Proceeds from issuance of common stock, net          913,227        523,611     34,370,649
                                                     -----------    -----------    -----------

         Net cash provided by financing activities       863,227        473,611     30,213,234
                                                     -----------    -----------    -----------
         INCREASE IN CASH AND CASH
             EQUIVALENTS                              11,893,966      4,299,401     44,003,183

Cash and cash equivalents at beginning of year        49,153,556     44,854,155        850,972
                                                     -----------    -----------    -----------

Cash and cash equivalents at end of year             $61,047,522    $49,153,556    $44,854,155
                                                     ===========    ===========    ===========

Supplemental disclosures of cash flow information:
    Cash paid during the year for
      Interest                                       $    46,436    $    42,166    $   282,391
      Income taxes                                    21,301,164     16,791,336      5,969,914





The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  February 29, 1996, February 28, 1995 and 1994

NOTE A - SUMMARY OF ACCOUNTING POLICIES

     Nautica Enterprises, Inc. (the "Company") and Subsidiaries are primarily engaged in the design, manufacture and sale of men's apparel. The principal market for the Company's products is the United States. In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     2.  Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds, demand notes and short-term tax-exempt notes and bonds. The market value of the cash equivalents approximates cost.

     3.  Revenue Recognition

         Revenue within wholesale operations is recognized at the time merchandise is shipped to customers. Retail store revenues are recognized at the time of sale.

                   Nautica Enterprises, Inc. and Subsidiaries

                  February 29, 1996, February 28, 1995 and 1994

NOTE A (CONTINUED)

    4.   Inventories

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for wholesale inventories and by the first-in, first-out ("FIFO") method for retail inventories.

    5.   Property, Plant and Equipment

         Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Buildings and improvements are depreciated using the straight-line method over their estimated useful lives of 20 to 39 years. Machinery, equipment and fixtures are depreciated using the straight-line method over their estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.

     6.  Other Assets

         The excess of cost over net assets acquired is being amortized on a straight-line basis over a forty-year period. Accumulated amortization at February 29, 1996 and February 28, 1995 was $414,150 and $364,430,
         respectively.

         Included in other assets are long-term investments of $5,000,000 and $2,500,000 at February 29, 1996 and February 28, 1995, respectively. The investments are carried at cost which approximates market value.

     7.  Income Taxes

         The Company and its wholly-owned subsidiaries file a consolidated Federal income tax return. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax law.

                   Nautica Enterprises, Inc. and Subsidiaries

                  February 29, 1996, February 28, 1995 and 1994

NOTE A (CONTINUED)

     8.  Earnings Per Share

         Earnings per share are based on the weighted average number of shares of common stock outstanding during the year giving retroactive effect to the stock splits as described in Note G. Stock options are included in the calculation, when they are dilutive.

     9.  Reclassifications

         Certain amounts in prior years have been reclassified to conform with classifications used in 1996.

NOTE B - INVENTORIES

     Inventories valued using the LIFO method comprised 81% and 85% of consolidated inventories before LIFO adjustment at February 29, 1996 and February 28, 1995, respectively. The FIFO earnings are presented in order to provide a basis for comparison to the operating results of those companies within the industry which do not use the LIFO method. Had the Company utilized the FIFO method of accounting for inventory, inventories would have been higher by $3,439,625, $3,268,309 and $4,101,208 at February 29, 1996, February 28, 1995 and February 28, 1994, respectively. Earnings before provision for income taxes would have been higher by $171,316 at February 29, 1996, lower by $832,899 at February 28, 1995 and higher by $509,151 at February 28, 1994. Net earnings would have been higher by $103,474 ($.003 per share) at February 29, 1996, lower by $517,230 ($.01 per share) at February 28, 1995 and higher by $299,381 ($.01 per share) at February 28, 1994. During the year ended February 28, 1995, reductions in certain LIFO pools had the effect of increasing earnings before income taxes by approximately $1,700,000 and net earnings by $1,056,000 ($.03 per share).

                   Nautica Enterprises, Inc. and Subsidiaries

                  February 29, 1996, February 28, 1995 and 1994

NOTE B (CONTINUED)

 Inventories consist of the following:

                                                                   1996          1995
                                                               -----------   -----------
        Raw materials                                          $ 1,499,239   $   760,940
        Finished goods                                          56,175,875    51,383,434
                                                               -----------   -----------
                                                                57,675,114    52,144,374
        Less amount to reduce carrying value
            to LIFO basis                                        3,439,625     3,268,309
                                                               -----------   -----------

                                                               $54,235,489   $48,876,065
                                                               ===========   ===========

NOTE C - PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment are summarized as follows:

                                                                   1996          1995
                                                               -----------   -----------
       Land                                                    $   312,512   $   302,512
       Building and improvements                                 5,090,108     5,038,556
       Machinery, equipment and fixtures                        22,139,014    15,294,599
       Leasehold improvements                                    5,421,427     5,194,152
       Construction in progress                                  8,759,794       533,131
                                                               -----------   -----------

                                                                41,722,855    26,362,950
       Accumulated depreciation and amortization                11,010,753     7,603,155
                                                               -----------   -----------
                                                               $30,712,102   $18,759,795
                                                               ===========   ===========

                   Nautica Enterprises, Inc. and Subsidiaries

                  February 29, 1996, February 28, 1995 and 1994


NOTE D - SHORT-TERM BORROWINGS

    As of February 29, 1996, the Company had $80,000,000 in lines of credit, with two commercial banks, available for short-term borrowings and letters of credit collateralized by wholesale inventory and accounts receivable. At February 29, 1996, letters of credit outstanding under the lines were $32,455,742 and there were no short-term borrowings outstanding. Interest is payable at the prime rate.

NOTE E - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities consist of the following:

                                                                 1996          1995
                                                             -----------   -----------
       Payroll and other employee compensation               $ 5,060,940   $ 3,774,201
       Royalties                                                 746,064       702,428
       Advertising and promotion                               9,288,502     7,815,054
       Accrued rent                                              955,300       788,494
       Other                                                   3,089,459     2,551,482
                                                             -----------   -----------

                                                             $19,140,265   $15,631,659
                                                             ===========   ===========


NOTE F - LONG-TERM DEBT

    The following is a summary of the long-term debt:

                                                                  1996          1995
                                                                --------      --------
         Industrial revenue bond                                $250,000      $300,000
         Less current maturities                                  50,000        50,000
                                                                --------      --------

                                                                $200,000      $250,000
                                                                ========      ========

    The industrial revenue bond is payable in annual installments of $50,000 through 2001, collateralized by land, building, and machinery (plant). The bond bears interest at a defined percentage of the prime rate (7.27% at February 29, 1996).

                   Nautica Enterprises, Inc. and Subsidiaries

                  February 29, 1996, February 28, 1995 and 1994

NOTE G - STOCKHOLDERS' EQUITY

    On April 29, 1996, the Board of Directors declared a two-for-one stock split of the Company's common stock to be effected in the form of a stock dividend payable on May 28, 1996 to stockholders of record on May 13, 1996. On April 18, 1995 and October 21, 1993, the Board of Directors declared a three-for-two stock split of the Company's common stock effected in the form of a stock dividend. Amounts equal to par value of the shares of common stock to be issued were transferred from additional paid-in capital to the common stock account. All prior year stock options and per share disclosures have been restated to reflect the stock split.

    On December 23, 1993, the Company and certain selling stockholders sold an aggregate of 6,168,600 shares of common stock of the Company (including a portion of the underwriters' overallotment option). The Company did not receive any of the proceeds of the 1,390,844 shares sold by the selling stockholders. The net proceeds of the offering to the Company were approximately $32,600,000 after deducting underwriting commissions and direct offering costs. The offering costs were borne entirely by the Company.

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

NOTE H - COMMITMENTS AND CONTINGENCIES

     1.  Leases

         The Company leases real property and equipment, under operating leases expiring at various dates through 2009. Rent expense amounted to approximately $4,654,000 in 1996, $3,991,000 in 1995 and $3,110,000 in
         1994. At February 29, 1996, minimum rental commitments under noncancellable leases are as follows:

                 1997                               $ 3,465,000
                 1998                                 3,284,000
                 1999                                 2,870,000
                 2000                                 2,786,000
                 2001                                 2,523,000
                 Thereafter                          12,572,000
                                                    -----------

                 Total minimum payments required    $27,500,000
                                                    ===========


                   Nautica Enterprises, Inc. and Subsidiaries

                  February 29, 1996, February 28, 1995 and 1994

NOTE H (CONTINUED)

     2.  Stock Purchase Agreement and Life Insurance Proceeds

         The Company is a party to an agreement with the president and current Chairman of the Board of the Company and the president of Nautica Apparel, Inc. and Nautica International, Inc. ("Nautica"), and was a party to a similar agreement with the former chairman of the board (now deceased) of the Company (the principal stockholders), which provides, upon the death of any of the aforementioned stockholders, and at the request of their respective estates, that the Company will purchase a part of the common shares of the deceased stockholder. The Company has obtained policies of life insurance on the lives of the stockholders for the purpose of utilizing the proceeds from such insurance for the purchase of the shares of the Company's common stock. The agreement provides for the Company to purchase the deceased stockholder's shares of common stock at a defined market value on the date of death. The Company's obligation to purchase the common shares of the deceased stockholder is limited to the life insurance proceeds received by the Company on the death of such stockholder. The agreement also provides, as soon after the death of the stockholder as is practicable and upon the request of the estate of the deceased stockholder, for the filing of a registration statement with the Securities and Exchange Commission for an offering of the shares of common stock, if any, not purchased by the Company.

         Due to the death of the former chairman of the board of the Company in August 1993, the Company realized nontaxable income from life insurance proceeds in the amount of $825,556 ($.02 per share). The repurchase obligation relating to shares owned by the former chairman of the board of the Company expired.

     3.  Executive Compensation

         In the event of a change in control of the Company as defined in the agreement, certain senior management has the right to receive a lump-sum payment upon termination of employment other than for cause or permanent disability or resignation for good reason within three years. Such payments are to be equal to the excess of (i) the product of 2.90 multiplied by the "base amount" as determined within the meaning of
         Section 280G of the Internal Revenue Code over (ii) the value on the date of the Change of Control Event of non-cash benefits as defined in the agreement. At February 29, 1996, the maximum amount payable, applicable to four individuals, would be approximately $10,400,000.

                   Nautica Enterprises, Inc. and Subsidiaries

                  February 29, 1996, February 28, 1995 and 1994



NOTE H (CONTINUED)

     4.  Other

         The Company is subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of all such proceedings will not have a material adverse effect on the Company.

     5.  Concentrations

         In the normal course of business, the Company extends credit, on open account, to its retail store customers, after a credit analysis based on financial and other criteria. May Department Stores Company, Dillard Department Stores, Inc., and Federated Department Stores, Inc. accounted for approximately 18%, 15% and 14%, respectively, of sales in 1996, 17%, 17% and 8%, respectively, of sales in 1995 and approximately 14%, 13% and 6%, respectively, of sales in 1994. In recent years, a number of corporate groups, which include certain of the Company's department store customers, including Federated Department Stores, Inc., have been involved in highly leveraged financial transactions and certain of these customers have filed for protection under Chapter 11 of the Federal Bankruptcy Code. The Company does not believe that this concentration of sales and credit risks represents a material risk of loss with respect to its financial position as of February 29, 1996.


NOTE I - INTEREST INCOME, NET

    Interest income, net is comprised of the following:

                                     1996              1995              1994
                                  ----------        ----------        ---------
      Interest income             $2,557,973        $1,997,378        $ 267,529
      Interest expense               (36,838)          (29,174)        (267,444)
                                  ----------        ----------        ---------
                                  $2,521,135        $1,968,204        $      85
                                  ==========        ==========        =========

                   Nautica Enterprises, Inc. and Subsidiaries

                  February 29, 1996, February 28, 1995 and 1994



NOTE J - INCOME TAXES

     Significant components of the Company's deferred taxes at February 29, 1996 and February 28, 1995 are as follows:

                                                         1996            1995
                                                      ----------      ----------
        Deferred tax assets
            Deferred compensation                     $  179,284      $  178,023
            Allowance for doubtful accounts
              and sales discounts                        423,814         423,185
            Capitalized inventory costs                1,140,855       1,080,646
            Nondeductible accruals                     1,849,947         768,599
            Depreciation                                  42,237          60,826
                                                      ----------      ----------

                                                      $3,636,137      $2,511,279
                                                      ==========      ==========

     The provision for income taxes is comprised of the following:

                                     1996             1995             1994
                                 ------------     ------------     ------------
        Current
            Federal              $ 17,603,176     $ 13,191,300     $  8,987,079
            State and local         4,469,646        2,031,824        3,112,544
        Deferred                   (1,124,858)        (594,810)        (302,419)
                                 ------------     ------------     ------------

                                 $ 20,947,964     $ 14,628,314     $ 11,797,204
                                 ============     ============     ============

     The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements:


                                             1996          1995          1994
                                           ---------     ---------     ---------
                                            PERCENT       Percent       Percent
                                           OF INCOME     of income     of income
                                           ---------     ---------     ---------
    Computed "expected" provision
        for Federal income taxes             35.0%         35.0%         35.0%
    State taxes - net of Federal
        income tax benefit                    5.5           4.1           7.1
    Other                                     (.9)         (1.2)          (.9)
                                             ----          ----          ----

    Actual provision for income taxes        39.6%         37.9%         41.2%
                                             ====          ====          ====

                   Nautica Enterprises, Inc. and Subsidiaries

                  February 29, 1996, February 28, 1995 and 1994



NOTE J (CONTINUED)

     State income taxes in 1995 decreased due to certain tax relief provided to the Company and the inclusion of a one-time refund of taxes previously paid of $1,429,000.


NOTE K - TRANSACTIONS WITH RELATED PARTIES

     Nautica has the exclusive right to use, exploit and license others to so use and exploit the Nautica name and trademarks. The President of Nautica Apparel, Inc. and Nautica International, Inc. (the "President") receives 50% of the net royalties received by the Company with respect to the use of the Nautica name and trademarks. The President earned royalties of approximately $2,248,000, $1,285,000 and $942,000 in 1996, 1995 and 1994,
     respectively. At February 29, 1996 and February 28, 1995, the amount due to the President included in accrued expenses and other current liabilities was approximately $743,000 and $627,000, respectively. The President has the right of first refusal to purchase the Company's right and interests in the name "Nautica" in the event the Company abandons, sells or disposes its interest in the name.


NOTE L - MULTIEMPLOYER PENSION PLAN

     The Company contributed approximately $562,000 in 1996, $350,000 in 1995 and $230,000 in 1994 to a multiemployer pension and insurance plan for employees covered under a collective bargaining agreement. The plan is not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Multiemployer Pension Plan Amendments Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plan terminates or the Company withdraws, the Company could be subject to a "withdrawal liability." As of February 29, 1996, the Company's share of unfunded vested benefits, if any, was not available from the plan's administrators.

                   Nautica Enterprises, Inc. and Subsidiaries

                  February 29, 1996, February 28, 1995 and 1994



NOTE M - PROFIT-SHARING RETIREMENT AND SAVINGS PLAN

     The Company has a contributory retirement savings plan (Section 401(k) of the Internal Revenue Code) for all full-time employees. Under the provisions of the plan, eligible employees are permitted to contribute up to 15% of their salary subject to specified limits. The plan provides for discretionary employer matching contributions not to exceed the lesser of 100% of the employee's contribution or 6% of the employee's compensation. The amount of Company contributions to the plan charged to expense during the years ended February 29, 1996, February 28, 1995 and February 28, 1994 were approximately $173,000, $148,000, and $109,000, respectively.


NOTE N - STOCK OPTION PLANS AND OPTION AGREEMENT

     On June 28, 1984, the Company adopted an Executive Incentive Stock Option Plan (the "1984 Plan"). The 1984 Plan provides that the Board of Directors may grant options to officers and key employees of the Company and its subsidiaries to purchase up to 3,206,250 shares of the Company's common stock. The 1984 Plan expires in 2001, and options shall not be granted after that date. Under the 1984 Plan, each optionee must remain in the continuous employment of the Company for at least one year from the date of grant before he can exercise any part of the options. The exercise price covered by each option is 100% of the fair market value of the common stock at the time of granting the option. In the event, at the time the option is granted, the employee shall own (either in his own name or by attribution) shares constituting in excess of 10 percent of the outstanding shares of the Company, then the exercise price shall be 110% of the fair market value at the time of granting the option. The options are exercisable on a cumulative basis at the annual rate of 20% of the total number of shares covered by the option for a period not exceeding ten years.

     On June 29, 1989, the Company adopted the Nautica Enterprises, Inc. 1989 Employee Incentive Stock Plan (the "1989 Plan"). The 1989 Plan authorizes the Compensation Committee (consisting of at least two disinterested directors) to grant to eligible participants stock options, restricted stock and/or stock bonus awards and expires in 1999. The option price per share of a stock option shall be not less than the fair market value of the stock on the date of the grant. The 1989 Plan provides for the reservation and availability of 8,437,500 shares of common stock of the Company, subject to adjustment for future stock splits, stock dividends, reorganizations and similar events. The 1989 Plan's eligibility criteria encompass executives and other key employees of the Company and its subsidiaries.

                   Nautica Enterprises, Inc. and Subsidiaries

                  February 29, 1996, February 28, 1995 and 1994



NOTE N (CONTINUED)

     On January 4, 1996, the Board of Directors adopted the Nautica Enterprises, Inc. Stock Incentive Plan (the "1996 Plan"), subject to approval by the Company's stockholders at the 1996 Annual Meeting of Stockholders. The 1996 Plan authorizes the Compensation Committee to administer the plan and to grant to eligible participants of the Company and its affiliates, stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock, cash bonuses, loans and tax offset payments. It also provides for annual "formula" option grants to nonemployee directors. The 1996 Plan provides for the reservation and availability of 6,000,000 shares of common stock of the Company subject to adjustment for future stock splits, stock dividends, reorganizations and similar events.

     The table below summarizes the activity in the plans, as adjusted for the stock splits referred to in Note G:

                                                 OPTION                         Option                           Option
                                   1996          PRICE             1995         price              1994          price
                                   ----          -----             ----         -----              ----          -----
      Outstanding at
         beginning of year      2,876,810     $ .78 -  9.92     2,806,034    $ .15 - 6.23       2,759,814     $ .15 - 3.39
      Granted                     834,000         10.38           522,000     7.17 - 9.92         621,000      3.50 - 6.23
      Cancelled                   (41,400)     2.84 - 10.38       (33,524)    1.49 - 3.50
      Exercised                  (522,756)      .78 -  7.46      (417,700)     .15 - 3.50        (574,780)      .15 - 1.49
                                ---------                         -------                         -------

      Outstanding at end
         of year                3,146,654       .78 - 10.38     2,876,810      .78 - 9.92       2,806,034       .15 - 6.23
                                =========                         =======                         =======


      Became exercisable
         during the year          595,126                         610,428                         486,792
      Exercisable at
         end of year            1,054,684                         982,314                         789,586

                   Nautica Enterprises, Inc. and Subsidiaries

                  February 29, 1996, February 28, 1995 and 1994



NOTE N (CONTINUED)

     On July 1, 1987, the Company entered into an Option Agreement (the "Agreement") with the president of Nautica. The Agreement granted the president the option to purchase up to an aggregate of 2,262,086 shares of the Company's common stock at a purchase price of $.87 per share. The Agreement expires July 1, 1997; provided, however, in the event that the President of Nautica is employed by the Company on July 1, 1997, the options shall expire 60 days after the earlier of (i) July 1, 2007, or (ii) 10 months following the date that the President of Nautica ceases to be employed by the Company. During the year ended February 28, 1994, the president of Nautica exercised 1,580,124 options. At February 29, 1996, 681,962 options exercisable at $.87 per share remain outstanding.

     For financial reporting purposes, the tax benefit resulting from compensation expense allowable for income tax purposes in excess of the expense recorded in the financial statements, amounting to $938,000, $662,000 and $3,956,000 during the years ended February 29, 1996, and February 28, 1995 and 1994, respectively, has been credited to additional paid-in capital.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement will be effective in the next fiscal year and the Company believes the effect of the adoption of the new standard will have no impact on the Company's consolidated results of operations or financial position. The Company intends to continue to measure compensation costs under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and present footnote disclosure of net income and earnings per share in accordance with SFAS No. 123.


NOTE O - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                       May 31            August 31          November 30          February 29
                                       ------            ---------          -----------          -----------
                                       ----------------(in thousands, except per share data)----------------
       1996
          Net sales                    $61,448            $80,554             $90,819              $69,720
          Gross profit                  26,713             35,438              41,227               33,700
          Net income                     3,793              7,911              11,906                8,377
          Earnings per share           $   .09            $   .19             $   .28              $   .20
          Weighted average shares       41,700             42,398              42,656               42,732

                   Nautica Enterprises, Inc. and Subsidiaries

           February 29, 1996, February 28, 1995 and February 28, 1994



NOTE O (CONTINUED)

                                       May 31            August 31          November 30          February 28
                                       ------            ---------          -----------          -----------
                                       ----------------(in thousands, except per share data)----------------
       1995
          Net sales                    $44,554            $63,286             $86,978              $52,814
          Gross profit                  19,278             27,499              37,434               25,453
          Net income                     2,306              5,826               9,501                6,337
          Earnings per share           $   .06            $   .14             $   .23              $   .15
          Weighted average shares       41,416             41,556              41,676               41,730

     During the fourth quarter of the fiscal year ended February 28, 1995, the Company recorded inventory-related adjustments which increased earnings before income taxes by approximately $1,700,000.

                   Nautica Enterprises, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             Column A                    Column B                    Column C                       Column D         Column E
             --------                    --------                    --------                       --------         --------

                                                                     Additions
                                                           ------------------------------
                                                              (1)                 (2)
                                                                               Charged to
                                        Balance at         Charged to            other                              Balance at
                                        beginning          costs and           accounts -         Deductions -        end of
            Description                  of year           expenses             describe          describe (a)        period
            -----------                  -------           --------             --------          ------------        ------
YEAR ENDED FEBRUARY 29, 1996
    RESERVES DEDUCTED FROM ASSETS TO
       WHICH THEY APPLY
    ALLOWANCE FOR BAD DEBTS             $1,210,511         $  345,343                              $  491,797       $1,064,057
                                        ==========         ==========                              ==========       ==========

    ALLOWANCE FOR SALES DISCOUNTS       $       --         $  483,556                              $  483,556       $       --
                                        ==========         ==========                              ==========       ==========

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

                                           NAUTICA ENTERPRISES, INC.
                                           (Registrant)

                                   By: /s/ Harvey Sanders
                                       ------------------------------------
                                           Harvey Sanders
                                           Chairman (May 24, 1996)

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Name                               Title                              Date

         /s/ Harvey Sanders                          Chairman, President,               May 24, 1996
         -----------------------------------         Chief Executive Officer
         Harvey Sanders                              (Principal Executive
                                                     Officer) and Director


         /s/ Donald Pennington                       Chief Administrative Officer       May 24, 1996
         -----------------------------------         (Principal Financial Officer)
        Donald Pennington
        Neal Nackman


        /s/ Neal S. Nackman                          Vice President Finance             May 24, 1996
        ------------------------------------         (Principal Accounting Officer)
        Neal S. Nackman



         /s/ David Chu                               Director                           May 24, 1996
         -----------------------------------
         David Chu

         /s/ Ronald G. Weiner                        Director                           May 24, 1996
         -----------------------------------
         Ronald G. Weiner

         /s/ Israel Rosenzweig                       Director                           May 24, 1996
         -----------------------------------
         Israel Rosenzweig

                                EXHIBIT INDEX



    Exhibit No.                         Description
    ----------                          -----------
       3(a) Registrant's By-laws as currently in effect are incorporated herein by reference to Registrant's Registration Statement on Form S-1 (Registration No. 33-21998).

       3(b) Registrant's Certificate of Incorporation is incorporated by reference to the Registration Statement on Form S-3 (Registration No. 33-71926), as amended by a Certificate of Amendment dated June 29, 1995.

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

       10(iii)(c) Registrant's 1994 Incentive Compensation Plan is incorporated by reference herein from the Registrant's Annual Report on Form 10-K for year ended February 28, 1995.

       21         Subsidiaries of Registrant.

       23.1       Consent of Independent Certified Public Accountants.

       27         Financial Data Schedule.