Form 10-Q
period 1996-05-31
NAUTICA ENTERPRISES INC
filed 1996-07-11
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 1996 or
                               ------------
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                                ------------------   ------------------

Commission file number   0-6708
                       -----------------------------

                            Nautica Enterprises, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                          95-2431048
    -------------------------------                     -------------------
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)

   40 West 57th Street, New York, N.Y.                         10019
  ----------------------------------------              -------------------
  (Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, including Area Code         (212)541-5990
                                                        -------------------

- ---------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of Common Stock outstanding as of July 3, 1996 was 39,949,162.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                                  MAY 31, 1996
                                   (Unaudited)

                                      INDEX
                                      -----

                                                                                                           Page No.
                                                                                                           --------
Part I - Financial Information:

         Item 1.  Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets
           As at May 31, 1996 and February 29, 1996..........................................................  2

          Condensed Consolidated Statements of Earnings
          For the Three Month Periods Ended
            May 31, 1996 and 1995............................................................................  3

          Condensed Consolidated Statements of Cash Flows
          For the Three Month Periods Ended
            May 31, 1996 and 1995............................................................................  4

         Notes to Condensed Consolidated Financial Statements................................................  5

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.............................................  6

Part II - Other Information..................................................................................  8

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                              ASSETS

                                                                            May 31,          February 29,
                                                                             1996                1996
                                                                         ------------       ------------
Current assets:
  Cash and cash equivalents                                              $ 65,843,003       $ 61,047,522
  Accounts receivable - net                                                43,320,371         45,704,169
  Inventories                                                              65,520,529         54,235,489
  Prepaid expenses and other current assets                                 4,110,561          5,290,473
  Deferred tax benefit                                                      3,636,137          3,636,137
                                                                         ------------       ------------
                              Total current assets                        182,430,601        169,913,790

Property, plant and equipment, net of
  accumulated depreciation and amortization                                33,326,391         30,712,102

 Other assets                                                               8,838,523          8,713,957
                                                                         ------------       ------------

                                                                         $224,595,515       $209,339,849
                                                                         ============       ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Current maturities of long-term debt                                   $     50,000       $     50,000
  Accounts payable - trade                                                 22,812,761         15,440,362
  Accrued expenses and other current liabilities                           19,618,494         19,140,265
  Income taxes payable                                                      2,980,850          1,370,934
                                                                         ------------       ------------
                              Total current liabilities                    45,462,105         36,001,561

Long-term debt -net                                                           150,000            200,000

Stockholders' equity:
  Preferred stock - par value $.01, authorized,
    2,000,000 shares; no shares issued
  Common stock - par value $.10, authorized,
    100,000,000 shares; issued 41,498,732 shares
   at May 31, 1996 and 41,354,806 shares at
    February 29, 1996                                                       4,149,873          4,135,480
  Additional paid-in capital                                               53,236,492         52,836,972
  Retained earnings                                                       122,147,605        116,716,396
                                                                         ------------       ------------
                                                                          179,533,970        173,688,848
  Less:
    Common stock in treasury - at cost;
    1,570,070 shares at May 31, 1996
      and February 29, 1996                                                   550,560            550,560
                                                                         ------------       ------------
                              Total stockholders' equity                  178,983,410        173,138,288
                                                                         ------------       ------------
                                                                         $224,595,515       $209,339,849
                                                                         ============       ============


The accompanying notes are an integral part of these statements

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                                    May 31,
                                                                      --------------------------------
                                                                           1996                1995
                                                                      --------------------------------
Net Sales                                                             $ 76,137,760        $ 61,448,458
Cost of goods sold                                                      41,519,954          34,735,357
                                                                      ------------        ------------
  Gross profit                                                          34,617,806          26,713,101

Selling, general  and administrative expenses                           27,042,547          21,517,097
Net royalty (income)                                                      (772,320)           (412,450)
                                                                      ------------        ------------
  Operating profit                                                       8,347,579           5,608,454

Interest income, net                                                       704,430             711,766
                                                                      ------------        ------------
Earnings before provision for income taxes                               9,052,009           6,320,220

Provision for income taxes                                               3,620,800           2,527,165
                                                                      ------------        ------------
Net earnings                                                          $  5,431,209        $  3,793,055
                                                                      ============        ============
Earnings per share of common stock                                    $       0.13        $       0.09
                                                                      ============        ============
Weighted average number of shares of
  common stock outstanding                                              42,955,635          41,700,728
                                                                      ============        ============
Cash dividends per common share                                               none                none
                                                                      ============        ============

The accompanying notes are an integral part of these statements

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                              Three Months Ended
                                                                                    May 31,
                                                                       ---------------------------------
                                                                            1996                1995
                                                                       ---------------------------------
  Cash flows from operating activities:
  Net earnings                                                         $  5,431,209        $  3,793,055
                                                                       ------------        ------------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                       1,374,493           1,097,937
      Increase (decrease) in cash flows as a result of changes
           in asset and liability account balances:
       Accounts receivable, net                                           2,383,798           1,055,357
       Inventories                                                      (11,285,040)        (14,902,152)
       Prepaid expenses and other current assets                          1,179,912             590,296
       Other assets                                                        (136,996)           (190,969)
       Accounts payable                                                   7,372,399           9,297,838
       Accrued expenses and other current liabilities                       478,229          (1,729,235)
       Income taxes payable                                               1,609,916           1,281,026
                                                                       ------------        ------------
Total adjustments                                                         2,976,711          (3,499,902)
                                                                       ------------        ------------

Net cash provided by operating activities                                 8,407,920             293,153
                                                                       ------------        ------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                              (3,976,352)         (1,498,196)
                                                                       ------------        ------------
Net Cash used in investing activities                                    (3,976,352)         (1,498,196)
                                                                       ------------        ------------

Cash flows from financing activities:
  Principal payments on long-term debt                                      (50,000)            (50,000)
  Proceeds from issuance of common stock                                    413,913             173,565
                                                                       ------------        ------------
Net cash provided by financing activities                                   363,913             123,565
                                                                       ------------        ------------

Increase (decrease) in cash and cash equivalents                          4,795,481          (1,081,478)

Cash and cash equivalents at beginning of period                         61,047,522          49,153,556
                                                                       ------------        ------------
Cash and cash equivalents at end of period                             $ 65,843,003        $ 48,072,078
                                                                       ============        ============

Supplemental Information:

Cash payments for the periods ended:

Interest expense                                                       $     20,998        $     17,334
                                                                       ============        ============
Income taxes                                                           $  2,013,613        $  1,916,299
                                                                       ============        ============

The accompanying notes are an integral part of these statements

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1996
                                   (Unaudited)

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


NOTE 2 -                    The results of operations for the three month period
                   ended May 31, 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE 3 -                    The Company utilized the last-in, first-out "Lifo"
                   method for inventories as at May 31, 1996 and February 29, 1996 and for the three month periods ended May 31, 1996 and 1995. The "Lifo" inventory for the three month periods ended May 31, 1996 and 1995 are based upon end of year estimates. Inventories at May 31, 1996 and February 29, 1996 consist primarily of finished goods.


NOTE 4 -                    On April 29, 1996 the Board of Directors declared a
                   two-for-one stock split of the Company's common stock to be effected in the form of a stock dividend paid on May 28, 1996 to the stockholders of record on May 13, 1996. All share and per share data has been adjusted to reflect the stock split.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  MAY 31, 1996
                                   (Unaudited)

RESULTS OF OPERATIONS

For the Three Months Ended May 31, 1996:

         Consolidated net sales increased 23.9% to $76.1 million in the three months ended May 31, 1996 as compared to $61.4 million in the comparable prior year period. The increase is due primarily to increased sales of Nautica products through its wholesale and retail operations. Nautica's wholesale sales increased primarily due to the expansion of Nautica's in-store shop program, sales to new retail customers and to additional locations of existing customers. The increase in Nautica's wholesale sales is primarily due to increased unit volume rather than price increases. The increase in retail sales is attributable to the opening of new stores and to an increase in comparable store sales.

         Consolidated gross profit increased in the three months ended May 31, 1996 to 45.5% of net sales, as compared to 43.5% in the comparable prior year period. The net increase resulted primarily from a shift to the higher margin Nautica wholesale products and to an increase in retail operations.

         Selling, general and administrative expenses as a percentage of net sales increased to 35.5% in the three months ended May 31, 1996 as compared to 35.0% in the comparable prior year period. The net increase resulted from an increase in shipping expenses as a percentage of net sales, partially offset by decreases in selling, production and general and administrative expenses. The increase in shipping expenses as a percentage of net sales was primarily due to the expansion of the Company's warehouse and distribution facilities. The decreases in selling, production and general and administrative expenses as a percentage of net sales resulted from economies of scale achieved with sales growth.

         Net royalty income increased by $360,000 in the three months ended May 31, 1996 as compared to the comparable prior year period. The increase is a result of increased royalty revenue from new and existing licenses.

         Higher cash balances offset by a lower rate of return on investments resulted in comparable interest income during the period.

         The provision for income taxes remained constant at 40.0% of earnings before income taxes for the three month period ended May 31, 1996 as compared to the comparable prior year period.

         Net earnings increased 43.2% to $5.4 million in the three months ended May 31, 1996 from $3.8 million in the comparable prior year period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended May 31, 1996, the Company generated cash from operating activities of approximately $8.4 million principally from net earnings. Increases in inventories of $11.3 million, resulting from increased sales levels, were financed by cash generated from net earnings, increases in accounts payable-trade and decreases in accounts receivable. During the three months ended May 31, 1995, the Company generated cash from its operating activities of $293,000. Net earnings of $3.8 million plus increases in accounts payable and income taxes payable were offset by an increase in inventories of $14.9 million. The increase in inventory was primarily the result of stocking more basic inventory to fill EDI orders resulting from increased demand for the Anchor group of Nautica products and to fill orders for shipments to be made in the future.

         During the three months ended May 31, 1996, the Company's principal investing activities related to the expansion of the Company's warehouse and distribution facilities and the continued expansion of in-store shops. The expected cost of the warehouse expansion is approximately $14.0 million. The Company will utilize its existing cash during construction and will consider financing alternatives for the project following its completion. At May 31, 1996 there were no other material commitments for capital expenditures.

         The Company has $80.0 million in lines of credit with two commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by wholesale inventory and accounts receivable. At May 31, 1996 and February 29, 1996, respectively, letters of credit outstanding under the lines were $48.3 million and $32.5 million and there were no short-term borrowings outstanding.

         Historically, the Company has experienced its lowest level of sale's in the first quarter and its highest level in the third quarter. This pattern has resulted primarily from the timing of shipments to retail customers for spring and fall seasons. In the future, the timing of seasonal shipments may vary by quarter.

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

                                     PART II

                                OTHER INFORMATION

Items I through 9. - All items are inapplicable except:

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit 3.  Certificate of Amendment of the Certificate of Incorporation
                    of the Company
        Exhibit 27.    Financial Data Schedule

(b)     Reports on Form 8-K. None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       NAUTICA ENTERPRISES, INC.

                                            By: Harvey Sanders
                                                --------------------------------
                                                      Harvey Sanders
                                                        Chairman of the  Board
                                                        and President

Date:  July 11, 1996
      ------------------------
                                            By: Neal S. Nackman
                                                --------------------------------
                                                      Neal S. Nackman
                                                        V.P. Finance and
                                                        Chief Accounting Officer

Date:  July 11, 1996
      ------------------------

                                EXHIBIT INDEX




Exhibit No.                                   Description


   3 Certificate of Amendment of the Certificate of Incorporation of Nautica Enterprises, Inc.



  27                                 Financial Data Schedule