Form 10-Q
period 1996-08-31
NAUTICA ENTERPRISES INC
filed 1996-10-08
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 1996 or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_____to_____

Commission file number   0-6708

                           Nautica Enterprises, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                      95-2431048
-------------------------------------------------------------------------------
    (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

   40 West 57th Street, New York, N.Y.                  10019
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, including Area Code      (212)541-5990


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of Common Stock outstanding as of October 2, 1996 was 40,032,715.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                                 AUGUST 31, 1996
                                   (Unaudited)

                                      INDEX

                                                                       Page No.

Part I - Financial Information:

         Item 1.  Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets
           As at August 31, 1996 and February 29, 1996.................     2

          Condensed Consolidated Statements of Earnings
          For the Six and Three Month Periods Ended
           August 31, 1996 and 1995....................................     3

          Condensed Consolidated Statements of Cash Flows
          For the Six Month Periods Ended
           August 31, 1996 and 1995....................................     4

          Notes to Condensed Consolidated Financial
           Statements..................................................     5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations...........................................     6

Part II - Other Information............................................     9

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                              August 31,        February 29,
                ASSETS                                                           1996              1996
                                                                         ------------------   ---------------
Current assets:
  Cash and cash equivalents                                              $     55,096,454     $  61,047,522
  Accounts receivable - net                                                    67,790,733        45,704,169
  Inventories                                                                  67,064,154        54,235,489
  Prepaid expenses and other current assets                                     4,426,931         5,290,473
  Deferred tax benefit                                                          3,636,137         3,636,137
                                                                         ----------------     -------------
                              Total current assets                            198,014,409       169,913,790

Property, plant and equipment, net of
  accumulated depreciation and amortization                                    37,406,673        30,712,102
 Other assets                                                                   9,516,597         8,713,957
                                                                         ----------------     -------------

                                                                         $    244,937,679     $ 209,339,849
                                                                         ================     =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                   $         50,000     $      50,000
  Accounts payable - trade                                                     25,350,700        15,440,362
  Accrued expenses and other current liabilities                               23,707,371        19,140,265
  Income taxes payable                                                          5,161,516         1,370,934
                                                                         ----------------     -------------
                              Total current liabilities                        54,269,587        36,001,561

Long-term debt -net                                                               150,000           200,000

Stockholders' equity:
  Preferred stock - par value $.01, authorized,
    2,000,000 shares; no shares issued
  Common stock - par value $.10, authorized, 100,000,000 shares; issued
    41,601,085 shares at August 31, 1996 and 41,354,806 shares at
    February 29, 1996                                                           4,160,108         4,135,480
  Additional paid-in capital                                                   53,445,850        52,836,972
  Retained earnings                                                           133,462,694       116,716,396
                                                                       ------------------ -----------------
                                                                              191,068,652       173,688,848
  Less:
    Common stock in treasury - at cost;
    1,570,070 shares at August 31, 1996
      and February 29, 1996                                                       550,560           550,560
                                                                       ------------------ -----------------
                              Total stockholders' equity                      190,518,092       173,138,288
                                                                       ------------------ -----------------

                                                                       $      244,937,679     $ 209,339,849
                                                                       ================== =================

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                        Six Months Ended                        Three Months Ended
                                                           August 31,                                August 31,
                                               ------------------------------------     ------------------------------------
                                                    1996                1995                  1996                1995
                                               ----------------    ----------------     -----------------    ---------------
Net Sales                                      $    179,480,714    $    142,002,588     $     103,342,954    $    80,554,130
Cost of goods sold                                   97,783,152          79,851,107            56,263,198         45,115,750
                                               ----------------    ----------------     -----------------    ---------------
  Gross profit                                       81,697,562          62,151,481            47,079,756         35,438,380

Selling, general  and administrative expenses        56,583,019          44,702,968            29,540,472         23,185,871
Net royalty (income)                                 (1,582,401)           (787,261)             (810,081)          (374,811)
                                               ----------------    ----------------     -----------------    ---------------
  Operating profit                                   26,696,944          18,235,774            18,349,365         12,627,320

Interest income, net                                  1,213,554           1,270,332               509,124            558,566
                                               ----------------    ----------------     -----------------    ---------------

Earnings before provision for income taxes           27,910,498          19,506,106            18,858,489         13,185,886

Provision for income taxes                           11,164,200           7,802,448             7,543,400          5,275,283
                                               ----------------    ----------------     -----------------    ---------------

Net earnings                                   $     16,746,298    $     11,703,658     $      11,315,089    $     7,910,603
                                               ================    ================     =================    ===============

Earnings per share of common stock             $           0.39    $           0.28     $            0.26    $          0.19
                                               ================    ================     =================    ===============

Weighted average number of shares of
  common stock outstanding                           43,026,414          42,409,254            43,018,171         42,398,670
                                               ================    ================     =================    ===============

Cash dividends per common share                      none                none                 none                none
                                               ================    ================     =================    ===============

The accompanying notes are an integral part of these statements.

                   Nautica ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          Six Months Ended
                                                                                              August 31,
                                                                               --------------------------------------------
                                                                                     1996                       1995
                                                                               -----------------          -----------------

  Cash flows from operating activities:
  Net earnings                                                                 $      16,746,298          $      11,703,658
                                                                               -----------------          -----------------
  Adjustments to reconcile net earnings to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                                    3,124,545                  2,244,675
      Increase (decrease) in cash flows as a result of changes
           in asset and liability account balances:
       Accounts receivable, net                                                      (22,086,564)               (16,237,666)
       Inventories                                                                   (12,828,665)               (17,834,503)
       Prepaid expenses and other current assets                                         863,542                  1,598,647
       Other assets                                                                   (1,062,068)                  (173,896)
       Accounts payable                                                                9,910,338                  3,733,754
       Accrued expenses and other current liabilities                                  4,567,106                  2,901,430
       Income taxes payable                                                            3,790,582                  2,224,034
                                                                               -----------------          -----------------
Total adjustments                                                                    (13,721,184)               (21,543,525)
                                                                               -----------------          -----------------

Net cash provided by (used in) operating activities                                    3,025,114                 (9,839,867)
                                                                               -----------------          -----------------

Cash flows from investing activities:

  Purchase of property, plant and equipment                                           (9,559,688)                (5,765,478)
                                                                               -----------------          -----------------
Net Cash used in investing activities                                                 (9,559,688)                (5,765,478)
                                                                               -----------------          -----------------


Cash flows from financing activities:
  Principal payments on long-term debt                                                   (50,000)                   (50,000)
  Proceeds from issuance of common stock                                                 633,506                    531,412
                                                                               -----------------          -----------------
Net cash provided by financing activities                                                583,506                    481,412
                                                                               -----------------          -----------------

Decrease in cash and cash equivalents                                                 (5,951,068)               (15,123,933)

Cash and cash equivalents at beginning of period                                      61,047,522                 49,153,556
                                                                               =================          =================

Cash and cash equivalents at end of period                                     $      55,096,454          $      34,029,623
                                                                               =================          =================

Supplemental Information:

Cash payments for the periods ended:
Interest expense                                                               $           4,489          $           5,400
                                                                               =================          =================

Income taxes                                                                   $       7,374,513          $       6,425,853
                                                                               =================          =================

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 31, 1996
                                   (Unaudited)

NOTE 1-              The accompanying financial statements have been prepared
                  without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-K.


NOTE 2-              The results of operations for the six and three month
                  periods ended August 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


NOTE 3-              The Company utilized the last-in, first-out "Lifo" method
                  for inventories as at August 31, 1996 and February 29, 1996 and for the six and three month periods ended August 31, 1996 and 1995. The "Lifo" inventory for the six and three month periods ended August 31, 1996 and 1995 are based upon end of year estimates. Inventories at August 31, 1996 and February 29, 1996 consist primarily of finished goods.


NOTE 4-              On April 29, 1996 the Board of Directors declared a
                  two-for-one stock split of the Company's common stock effected in the form of a stock dividend paid on May 28, 1996 to the stockholders of record on May 13, 1996. All share and per share data have been adjusted to reflect the stock split.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 AUGUST 31, 1996
                                   (Unaudited)

RESULTS OF OPERATIONS

For the Six Months Ended August 31, 1996:

         Consolidated net sales increased 26.4% to $179.5 million in the six months ended August 31, 1996 as compared to $142.0 million in the comparable prior year period. The increase is due primarily to increased sales of Nautica products through its wholesale and retail operations. Nautica's wholesale sales increased primarily due to the expansion of Nautica's in-store shop program, sales to new retail customers and to additional locations of existing customers. The increase in Nautica's wholesale sales is primarily due to increased unit volume rather than price increases. The increase in retail sales is attributable to the opening of new stores and to an increase in comparable store sales.

         Consolidated gross profit increased in the six months ended August 31, 1996 to 45.5% of net sales, as compared to 43.8% in the comparable prior year period. The net increase resulted primarily from a shift to the higher margin Nautica wholesale products and to an increase in retail operations.

         Selling, general and administrative expenses as a percentage of net sales remained constant at 31.5% for the six months ended August 31, 1996 as compared to the prior year period.

         Net royalty income increased by $795,000 in the six months ended August 31, 1996 as compared to the comparable prior year period. The increase is a result of increased royalty revenue from new and existing licenses.

         Higher cash balances offset by a lower rate of return on investments resulted in comparable interest income during the period.

         The provision for income taxes remained constant at 40.0% of earnings before income taxes for the six month period ended August 31, 1996 as compared to the comparable prior year period.

         Net earnings increased 43.1% to $16.7 million in the six months ended August 31, 1996 from $11.7 million in the comparable prior year period as a result of the factors discussed above.

For the Three Months Ended August 31, 1996:

         Consolidated net sales increased 28.3% to $103.3 million in the three months ended August 31, 1996 as compared to $80.6 million in the comparable prior year period. The increase is due primarily to increased sales of Nautica products through its wholesale and retail operations. Nautica's wholesale sales increased primarily due to the expansion of Nautica's in-store shop program, sales to new retail customers and to additional locations of existing customers. The increase in Nautica's wholesale sales is primarily due to increased unit volume rather than price increases. The increase in retail sales is attributable to the opening of new stores and to an increase in comparable store sales.

         Consolidated gross profit increased in the three months ended August 31, 1996 to 45.6% of net sales, as compared to 44.0% in the comparable prior year period. The net increase resulted primarily from a shift to the higher margin Nautica wholesale products and to an increase in retail operations.

         Selling, general and administrative expenses as a percentage of net sales decreased to 28.6% in the three months ended August 31, 1996 as compared to 28.8% in the comparable prior year period. The decrease as a percentage of net sales resulted from economies of scale achieved with sales growth.

         Net royalty income increased by $435,000 in the three months ended August 31, 1996 as compared to the comparable prior year period. The increase is a result of increased royalty revenue from new and existing licenses.

         Higher cash balances offset by a lower rate of return on investments resulted in comparable interest income during the period.

         The provision for income taxes remained constant at 40.0% of earnings before income taxes for the three month period ended August 31, 1996 as compared to the comparable prior year period.

         Net earnings increased 43.0% to $11.3 million in the three months ended August 31, 1996 from $7.9 million in the comparable prior year period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended August 31, 1996, the Company generated cash from operating activities of approximately $3.0 million. Increases in accounts receivable and inventory of $22.1 and $12.8 million, respectively, resulting from increased sales levels, were financed by cash generated from net earnings, increases in accounts payable, accrued expenses and income taxes payable. During the six months ended August 31, 1995, the Company used cash in its operating activities of approximately $9.8 million. The cash used was principally attributable to increases in accounts receivable and inventory of $16.2 and $17.8 million, respectively, which were offset by net earnings of $11.7 million plus increases in accounts payable, accrued expenses and income taxes payable aggregating $8.9 million. The increase in inventory is primarily the result of stocking more basic inventory to fill EDI orders resulting from increased demand for the anchor group of Nautica products and to fill increased orders for shipments to be made in the future. Accounts receivable increases were primarily due to increased sales and normal seasonality.

         During the six months ended August 31, 1996, the Company's principal investing activities related to the expansion of the Company's warehouse and distribution facilities and the continued expansion of Nautica in-store shops. Expenditures for the Company's warehouse and distribution facilities are substantially completed. The Company expects to continue to incur capital expenditures to expand the in-store shop programs. At August 31, 1996 there were no other material commitments for capital expenditures.

         The Company has $80.0 million in lines of credit with two commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by wholesale inventory and accounts receivable. At August 31, 1996 and February 29, 1996, respectively, letters of credit outstanding under the lines were $51.2 million and $32.5 million and there were no short-term borrowings outstanding.

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

                                     PART II

                                OTHER INFORMATION

Items 1 through 9. - All items are inapplicable except:

Item 4.  Submission of Matters to a Vote of Security-Holders

(a) The Annual Meeting of Stockholders of Nautica Enterprises, Inc. was held on July 1, 1996.

(b) The directors named in the Proxy Statement constituting the entire Board of Directors were elected to one year terms expiring in 1997, as follows:

                                             FOR                  WITHHELD

Harvey Sanders                            34,380,672               205,590
David Chu                                 34,380,750               205,512
George Greenberg                          34,380,472               205,790
Robert B. Bank                            34,371,776               214,486
Israel Rosenzweig                         34,380,750               205,512
Charles Scherer                           34,380,414               205,848
Ronald G. Weiner                          34,380,414               205,848

(c) At the Annual Meeting, the stockholders voted upon a proposal to amend the Company's Certificate of Incorporation to increase the authorized shares of Common Stock from 50,000,000 to 100,000,000, as follows:

            For the proposal                          32,110,006
            Against the proposal                       2,351,288
            Withheld                                      79,882
            Broker non-vote                               45,086

(d) At the Annual Meeting, the stockholders voted upon a proposal to adopt the Nautica Enterprises, Inc. 1996 Stock Incentive Plan, as follows:

            For the proposal                          16,305,236
            Against the proposal                      15,097,378
            Withheld                                     100,096
            Broker non-vote                            3,083,552

The Notice of Annual Meeting of Stockholders and Proxy Statement for Nautica Enterprises, Inc. dated June 3, 1996 was filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Act and is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit 27. Financial Data Schedule

(b)      Reports on Form 8-K. None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NAUTICA ENTERPRISES, INC.

Date:  October 7, 1996                 By:      /s/ Harvey Sanders
                                          ----------------------------------
                                                    Harvey Sanders
                                                    Chairman of the Board
                                                     and President



Date:  October 7, 1996                 By:      /s/ Neal S. Nackman
                                           ---------------------------------
                                                    Neal S. Nackman
                                                    V.P. Finance and
                                                     Chief Accounting Officer

                                EXHIBIT INDEX


EXHIBIT NO.                                     DESCRIPTION


   27                                      FINANCIAL DATA SCHEDULE