Form 10-Q
period 1996-11-30
NAUTICA ENTERPRISES INC
filed 1997-01-10
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 1996 or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of Common Stock outstanding as of January 10, 1997 was 42,044,791.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                                NOVEMBER 30, 1996
                                   (Unaudited)



                                      INDEX


                                                                        Page No.
                                                                        --------
Part I - Financial Information:

         Item 1.  Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets
           As at November 30, 1996 and February 29, 1996...........        2

          Condensed Consolidated Statements of Earnings
          For the Nine and Three Month Periods Ended
            November 30, 1996 and 1995..............................       3

          Condensed Consolidated Statements of Cash Flows
          For the Nine Month Periods Ended
            November 30, 1996 and 1995..............................       4

         Notes to Condensed Consolidated Financial Statements.......       5

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations....       6

Part II - Other Information.........................................       9

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

          ASSETS
                                                        November 30,       February 29,
                                                            1996               1996
                                                        ------------       ------------
Current assets:
  Cash and cash equivalents                             $ 77,864,927       $ 61,047,522
  Accounts receivable - net                               74,268,431         45,704,169
  Inventories                                             57,391,563         54,235,489
  Prepaid expenses and other current assets                3,906,173          5,290,473
  Deferred tax benefit                                     3,636,137          3,636,137
                                                        ------------       ------------
                   Total current assets                  217,067,231        169,913,790

Property, plant and equipment, net of
  accumulated depreciation and amortization               38,648,574         30,712,102

 Other assets                                              4,847,369          8,713,957
                                                        ------------       ------------

                                                        $260,563,174       $209,339,849
                                                        ============       ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                  $     50,000       $     50,000
  Accounts payable - trade                                20,540,337         15,440,362
  Accrued expenses and other current liabilities          26,776,041         19,140,265
  Income taxes payable                                     6,198,281          1,370,934
                                                        ------------       ------------
                   Total current liabilities              53,564,659         36,001,561

Long-term debt -net                                          150,000            200,000

Stockholders' equity:
  Preferred stock - par value $.01, authorized,
    2,000,000 shares; no shares issued
  Common stock - par value $.10, authorized,
    100,000,000 shares; issued 41,744,791 shares
    at November 30, 1996 and 41,354,806 shares at
    February 29, 1996                                      4,174,479          4,135,480
  Additional paid-in capital                              53,797,864         52,836,972
  Retained earnings                                      149,426,732        116,716,396
                                                        ------------       ------------
                                                         207,399,075        173,688,848
  Less:
    Common stock in treasury - at cost;
    1,570,070 shares at November 30, 1996
      and February 29, 1996                                  550,560            550,560
                                                        ------------       ------------
                   Total stockholders' equity            206,848,515        173,138,288
                                                        ------------       ------------

                                                        $260,563,174       $209,339,849
                                                        ============       ============


The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                           Nine Months Ended                      Three Months Ended
                                                              November 30,                            November 30,
                                                    --------------------------------        -------------------------------
                                                        1996                1995                1996               1995
                                                    ------------        ------------        ------------        -----------
Net Sales                                           $296,050,473        $232,821,187        $116,569,759        $90,818,599
Cost of goods sold                                   159,645,282         129,442,235          61,862,130         49,591,128
                                                    ------------        ------------        ------------        -----------
  Gross profit                                       136,405,191         103,378,952          54,707,629         41,227,471

Selling, general  and administrative expenses         86,661,608          67,305,834          30,078,589         22,602,866
Net royalty (income)                                  (2,809,418)         (1,504,624)         (1,227,017)          (717,363)
                                                    ------------        ------------        ------------        -----------
  Operating profit                                    52,553,001          37,577,742          25,856,057         19,341,968

Interest income, net                                   1,964,226           1,771,639             750,672            501,307
                                                    ------------        ------------        ------------        -----------

Earnings before provision for income taxes            54,517,227          39,349,381          26,606,729         19,843,275

Provision for income taxes                            21,806,891          15,739,754          10,642,691          7,937,306
                                                    ------------        ------------        ------------        -----------

Net earnings                                        $ 32,710,336        $ 23,609,627        $ 15,964,038        $11,905,969
                                                    ============        ============        ============        ===========
Earnings per share of common stock                  $       0.76        $       0.55        $       0.37        $      0.28
                                                    ============        ============        ============        ===========
Weighted average number of shares of
  common stock outstanding                            43,253,975          42,603,758          43,252,574         42,475,190
                                                    ============        ============        ============        ===========
Cash dividends per common share                         none                none                none                none
                                                    ============        ============        ============        ===========


The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              Nine Months Ended
                                                                                 November 30,
                                                                      --------------------------------
                                                                          1996                1995
                                                                      ------------        ------------
Cash flows from operating activities:
Net earnings                                                          $ 32,710,336        $ 23,609,627
                                                                      ------------        ------------
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization                                          4,894,974           3,331,869
  Increase (decrease) in cash flows as a result of changes
    in asset and liability account balances:
  Accounts receivable, net                                             (28,564,262)        (15,004,109)
  Inventories                                                           (3,156,074)         (3,712,744)
  Prepaid expenses and other current assets                              1,384,300           1,917,864
  Other assets                                                          (1,340,588)           (281,408)
  Accounts payable                                                       5,099,975            (376,480)
  Accrued expenses and other current liabilities                         7,635,776           4,600,818
  Income taxes payable                                                   4,827,347           3,980,346
                                                                      ------------        ------------
Total adjustments                                                       (9,218,552)         (5,543,844)
                                                                      ------------        ------------

Net cash provided by operating activities                               23,491,784          18,065,783
                                                                      ------------        ------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                            (12,424,270)        (11,327,249)
  Long-term investment                                                   4,800,000          (2,500,000)
                                                                      ------------        ------------
Net Cash used in investing activities                                   (7,624,270)        (13,827,249)
                                                                      ------------        ------------
Cash flows from financing activities:
  Principal payments on long-term debt                                     (50,000)            (50,000)
  Proceeds from issuance of common stock                                   999,891             863,870
                                                                      ------------        ------------
Net cash provided by financing activities                                  949,891             813,870
                                                                      ------------        ------------

Increase in cash and cash equivalents                                   16,817,405           5,052,404

Cash and cash equivalents at beginning of period                        61,047,522          49,153,556
                                                                      ------------        ------------

Cash and cash equivalents at end of period                            $ 77,864,927        $ 54,205,960
                                                                      ============        ============
Supplemental Information:

Cash payments for the periods ended:
Interest expense                                                      $     15,409        $     14,522
                                                                      ============        ============
Income taxes                                                          $ 16,975,046        $ 12,602,820
                                                                      ============        ============



The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1996
                                   (Unaudited)



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

NOTE 2 -        The results of operations  for the nine and three month  periods ended November 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 -        The Company utilized the last-in,  first-out "Lifo" method for inventories as at November 30, 1996 and February 29, 1996 and for the nine and three month periods ended November 30, 1996 and 1995. The "Lifo" inventory for the nine and three month periods ended November 30, 1996 and 1995 are based upon end of year estimates. Inventories at November 30, 1996 and February 29, 1996 consist primarily of finished goods.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                NOVEMBER 30, 1996
                                   (Unaudited)

RESULTS OF OPERATIONS

For the Nine Months Ended November 30, 1996:

         Consolidated net sales increased 27.2% to $296.1 million in the nine months ended November 30, 1996 as compared to $232.8 million in the comparable prior year period. The increase is due primarily to increased sales of Nautica products through its wholesale and retail operations. Nautica's wholesale sales increased primarily due to the expansion of Nautica's in-store shop program, sales to new retail customers and to additional locations of existing customers. The increase in Nautica's wholesale sales is primarily due to increased unit volume rather than price increases. The increase in retail sales is attributable to the opening of new stores and to an increase in comparable store sales.

         Consolidated gross profit increased in the nine months ended November 30, 1996 to 46.1% of net sales, as compared to 44.4% in the comparable prior year period. The net increase resulted primarily from a shift to the higher margin Nautica wholesale products and to an increase in retail operations.

         Selling, general and administrative expenses as a percentage of net sales increased to 29.3% in the nine months ended November 30, 1996 as compared to 28.9% in the comparable prior year period. The net increase resulted primarily from the continuing transition into expanded warehouse and distribution facilities.

         Net royalty income increased by $1,305,000 in the nine months ended November 30, 1996 as compared to the comparable prior year period. The increase is a result of increased royalty revenue from new and existing licenses.

         Net interest income increased by $193,000 in the nine months ended November 30, 1996 as compared to the comparable prior year period. The increase is primarily the result of higher cash balances.

         The provision for income taxes remained constant at 40.0% of earnings before income taxes for the nine month period ended November 30, 1996 as compared to the comparable prior year period.

         Net earnings increased 38.6% to $32.7 million in the nine months ended November 30, 1996 from $23.6 million in the comparable prior year period as a result of the factors discussed above.

For the Three Months Ended November 30, 1996:

         Consolidated net sales increased 28.4% to $116.6 million in the three months ended November 30, 1996 as compared to $90.8 million in the comparable prior year period. The increase is due primarily to increased sales of Nautica products through its wholesale and retail operations. Nautica's wholesale sales increased primarily due to the expansion of Nautica's in-store shop program, sales to new retail customers and to additional locations of existing customers. The increase in Nautica's wholesale sales is primarily due to increased unit volume rather than price increases. The increase in retail sales is attributable to the opening of new stores and to an increase in comparable store sales.

         Consolidated gross profit increased in the three months ended November 30, 1996 to 46.9% of net sales, as compared to 45.4% in the comparable prior year period. The net increase resulted primarily from a shift to the higher margin Nautica wholesale products and to an increase in retail operations.

         Selling, general and administrative expenses as a percentage of net sales increased to 25.8% in the three months ended November 30, 1996 as compared to 24.9% in the comparable prior year period. The net increase resulted primarily from the continuing transition into expanded warehouse and distribution facilities and increased retail development and marketing costs associated with the accelerated expansion of the Nautica Competition business.

         Net royalty income increased by $510,000 in the three months ended November 30, 1996 as compared to the comparable prior year period. The increase is a result of increased royalty revenue from new and existing licenses.

         Net interest income increased by $249,000 in the three months ended November 30, 1996 as compared to the comparable prior year period. The increase is primarily the result of higher cash balances.

         The provision for income taxes remained constant at 40.0% of earnings before income taxes for the three month period ended November 30, 1996 as compared to the comparable prior year period.

         Net earnings increased 34.1% to $16.0 million in the three months ended November 30, 1996 from $11.9 million in the comparable prior year period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended November 30, 1996, the Company generated cash from operating activities of approximately $23.5 million. Increases in accounts receivable and inventory of $28.6 and $3.2 million, respectively, resulting from increased sales levels, were financed by cash generated from net earnings, increases in accounts payable, accrued expenses and income taxes payable. During the nine months ended November 30, 1995, the Company generated cash from operating activities of approximately $18.1 million. Increases in accounts receivable and inventory of $15.0 and $3.7 million, respectively, resulting from increased sales levels, were financed by cash generated from net earnings, increases in accrued expenses and income taxes payable.

         During the nine months ended November 30, 1996, the Company's principal investing activities related to the expansion of the Company's warehouse and distribution facilities and the continued expansion of Nautica in-store shops. Expenditures for the Company's warehouse and distribution facilities are substantially completed. The Company expects to continue to incur capital expenditures to expand the in-store shop programs. At November 30, 1996 there were no other material commitments for capital expenditures.

         The Company has $80.0 million in lines of credit with two commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by wholesale inventory and accounts receivable. At November 30, 1996 letters of credit outstanding under the lines were $35.8 million and there were no short-term borrowings outstanding.

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


                                                       NAUTICA ENTERPRISES, INC.




                                               By: Harvey Sanders
                                                   --------------------------
                                                   Harvey Sanders
                                                     Chairman of the Board
                                                     and President
Date:  January 10, 1997



                                               By: Neal S. Nackman
                                                   --------------------------
                                                   Neal S. Nackman
                                                   V.P. Finance and
                                                     Chief Accounting Officer
Date:  January 10, 1997