Form 10-K405
period 1997-02-28
NAUTICA ENTERPRISES INC
filed 1997-05-16
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 1O-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 [FEE REQUIRED]

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the fiscal year ended                     Commission file number
            February 28, 1997                                 0-6708

                            NAUTICA ENTERPRISES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                      95-2431048
   (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)

40 WEST 57TH STREET, NEW YORK, NEW YORK                      10019
(Address of Principal Executive Offices)                   (Zip Code)

       Registrant's telephone number, including area code: (212) 541-5757
                         ------------------------------
           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class

                                  Common Stock
                            par value $.10 per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        On May 13, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant, using the average bid and asked prices of the registrant's stock on such date, was $753,103,342.


                       DOCUMENTS INCORPORATED BY REFERENCE

      Identification of Document                 Part into which Incorporated
      --------------------------                 ----------------------------

  Proxy Statement  for Annual Meeting
of Stockholders to be held June 30, 1997.    Part III -- Items 10, 11, 12 and 13

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

                  In addition to Nautica's wholesale business, the Company operates 49 Nautica factory outlet stores and its flagship store in New York City through its wholly owned subsidiary Nautica Retail USA, Inc. ("Nautica Retail"). The factory outlet stores provide an additional sales channel for Nautica products and allow for organized distribution of excess and out-of-season merchandise.

                  The Company, through its wholly owned subsidiary Nautica Apparel, Inc., strategically extends the Nautica product lines and broadens the international distribution of the Nautica apparel collection through license agreements. The Nautica name is currently licensed for a range of products consistent with Nautica's design concepts and image.

                  In fiscal 1997, the Company formed a limited liability company, of which it is the majority member, to market and distribute Nautica apparel throughout Europe.

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

                  The Anchor group serves as the foundation for the Nautica collection and consists of basic items, including oxford shirts, cotton pique knit shirts, cotton twill pants, lightweight jackets and swimwear.

These seasonless products feature Nautica's signature color schemes and styles and are available to retail customers throughout the year. The Company maintains inventory of Anchor products in order to continuously replenish the stock of its retail customers. Retail customers are able to re-order Anchor products through electronic data interchange (EDI).

                  The Crew and Fashion groups are usually presented in twelve deliveries during Nautica's four merchandising seasons. Crew is typically the first collection delivery of the Spring, Transitional, Fall and Holiday seasons. The Crew collections reinterpret Anchor basics by introducing seasonal colors and offer additional items and styles. Fashion deliveries consist of three to five small groups within each merchandising season. The Fashion collections are based on seasonal themes developed by Nautica's design and merchandising staffs. These themes, which have included "Nantucket" and "Island Crossing " reinforce the Nautica image. The Fashion group is distinguished by its distinctive use of color, novelty prints and innovative fabrics and unique design elements. The Anchor, Crew and Fashion groups are developed to be merchandised together as a cohesive Nautica collection.

          In fiscal 1997, Nautica introduced its "Nautica Competition" brand of performance apparel. The Nautica Competition collection features innovative products engineered for both athletes and fitness-oriented consumers. Nautica has designed a separate in-store shop configuration for Nautica Competition using high tech materials accented with aluminum and glass and athletic inspired photographs.

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

                  State-O-Maine continues to actively develop its private label business for department store customers such as Belk and Dillard's and for national chain store operators such as J.C. Penney and Sears, Roebuck and Co. Products designed and sourced for private label programs include robes and loungewear. The Company uses its design and sourcing expertise to offer quality products at competitive prices.

                  In 1995, State-O-Maine introduced robes and loungewear under the Charles Goodnight label. This license agreement enables State-O-Maine to enhance the sale and distribution of its core robe and loungewear products.

MARKETING

                  Nautica's in-store shop program is a primary component of the Company's growth strategy. Through this program, Nautica and a department store customer create a specific area within the store dedicated to the exclusive merchandising and sale of the Nautica collection. These Nautica Shops, strategically located in the men's collections departments of leading department stores, provide a distinctive selling environment tailored to Nautica's specifications and generally include cherry and ash wood flooring and custom designed ash fixtures. As a result of their configuration, Nautica Shops stock a greater volume of Nautica inventory per square foot than would typically be carried in a standard department store setting. They also allow for enhanced customer service and monitoring of sales performance. Accordingly, management believes that the Nautica Shops achieve sales productivity significantly exceeding that of sales of Nautica products in a standard department store setting.

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

                 In fiscal 1997, the Company expanded the Nautica Shop Program to include shops featuring the Nautica Competition brand of performance apparel. The shops feature high tech materials accented with aluminum and glass and athletic inspired photographs.

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

                  Nautica concentrates its marketing efforts on national and regional print advertising. The advertising captures the Nautica image in environments that reflect the Nautica lifestyle collection. The Nautica advertising campaign is featured throughout the year in national magazines including Atlantic Monthly, Conde Nast Traveler, Details, Esquire, GQ, George, L'Uomo Vogue, Men's Health, Men's Journal, The New Yorker, The New York Times Magazine, Outside, Sports Illustrated, Vanity Fair, Wired and W-The Men's Portfolio; and in regional magazines. In addition, Nautica participates with its retail customers in a cooperative advertising program. The print advertising is supplemented by a series of special events and sports sponsorships.

                  Nautica products are also sold through Company-owned factory outlet stores located throughout the United States and its Company-owned retail store located in New York City.

                  Nautica sells its products primarily to leading department and specialty stores. Its principal customers include Dillard's, May Company Department Stores (including Kaufmann's, Foley's, Filene's, Lord & Taylor and Famous Barr), Dayton's, Marshall Field's, Hudson's, Federated Department Stores (including Macy's, Bloomingdale's, Lazarus/Rich's) and Nordstrom. Nautica maintains showrooms in New York City and Dallas, Texas.

                  State-O-Maine sells its products primarily to department stores including Dillard's and May Company Department Stores,
Dayton's-Hudson-Field's, and Federated Department Stores. In addition,

State-O-Maine sells its products to national chain store operators such as J.C. Penney Co., Inc. and Sears, Roebuck and Co. State-O-Maine's private label program employs more competitive pricing and broader distribution strategies than the Nautica brand. State-O-Maine products are generally sold in individual product categories through mainfloor classification departments. Its products are marketed by its regional sales force and sales representatives through its showrooms in New York City and Dallas, Texas. In fiscal 1997, Dillard's, May Company Department Stores and Federated Department Stores each accounted for approximately 16%, 22% and 19%, respectively, of the Company's total gross sales. No other customer of the Company accounted for 10% or more of the Company's sales during that period.

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

LICENSING

                  The Company strategically extends the Nautica product line and broadens the international distribution of the Nautica apparel collection through license agreements. These license agreements allow the Company to enter new businesses and countries with minimal capital commitments and to benefit from the experience of the licensee with the licensed product or the local market. The Nautica name and related trademarks are licensed through the Company's wholly owned subsidiary, Nautica Apparel, Inc. ("Nautica Licensing"). Net royalty income to the Company was approximately $1,285,000, $2,248,000 and $3,803,000 in fiscal 1995, fiscal 1996 and fiscal 1997, respectively.

                  Nautica Licensing currently licenses products for wholesale distribution in the following product categories: fragrances for men and women, neckwear, tailored clothing, rainwear, women's, boys', girls' and infants' apparel, footwear, luggage, watches, caps, men's hosiery, eyewear, belts and small leather goods, umbrellas, a home collection and a Lincoln-Mercury Villager minivan.

                 Internationally, Nautica apparel is licensed for sale in among other countries, Australia, Brazil, Canada, the Caribbean, Chile, Colombia, Greece, Hong Kong, Indonesia, Japan, Korea, Malaysia, Mexico, New Zealand, Panama, Peru, Philippines, Singapore, Taiwan, Thailand and Venezuela. In addition to wholesale distribution of Nautica apparel, international licensees operate a total of approximately 88 Nautica retail stores in certain of these markets.

                  As a provision of the agreement by which the Company acquired the Nautica brand in 1984, David Chu, Executive Vice President of the Company and President of Nautica Licensing and Nautica, is entitled to receive 50% of the net royalty income from licensing the Nautica name and trademarks. The Company is entitled to receive the remaining 50% of such net royalty income.

RETAIL

         Factory Outlet Stores

                  The Company operates 49 Nautica factory outlet stores generally located in manufacturers' outlet centers throughout the United States. The Company's retail operations are conducted through its wholly owned subsidiary, Nautica Retail USA, Inc. ("Nautica Retail"). These factory outlet stores have enabled the Company to increase sales in certain geographic markets where Nautica products were not previously available and to consumers who favor value-oriented retailers. They also provide opportunities for Nautica to sell excess and out-of-season merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices. Nautica factory outlet stores are geographically positioned to minimize potential conflict with the Company's retail customers.

         Flagship Store

                  The Company operates a Nautica flagship store located in New York City. With its signature Nautica cherry and ash wood flooring and ash fixtures, this store is designed to convey the complete Nautica image. The store carries a wide range of Nautica brand products, including Nautica furnishings, watches and footwear. The store serves as a showcase for Nautica's retail customers and builds brand recognition among consumers.

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

                  State-O-Maine is a registered trademark of State-O-Maine in the United States for certain apparel items.

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

EMPLOYEES

                  At February 28, 1997, the Company had approximately 1,250 employees. Approximately 275 employees are located at the Company's Rockland, Maine facilities; approximately 220 of such employees are members of the Amalgamated Clothing and Textile Workers Union, AFL-CIO, CLC. The Company considers its relations with its employees to be good.


ITEM 2. PROPERTIES

                  The Company operates three warehouse and distribution facilities in Rockland, Maine. A 350,000 square foot facility, owned by the Company, is used for receiving, shipping and warehousing the Nautica apparel and private label lines. A 100,000 square foot facility, also owned by the Company, is used primarily for receiving, shipping and warehousing the Nautica Retail inventories. A leased facility of approximately 60,000 square feet is used for warehousing a range of the Company's products. All merchandise is shipped directly from the Company's manufacturers to its facilities in Rockland, Maine where it is processed and shipped to customers.

                  The Company has administrative and sales offices at 40 West 57th Street, New York, New York, where it occupies under lease approximately 32,000 square feet. It also leases a design studio of approximately 44,000 square feet located at 11 West 19th Street, New York, New York. The Company or its subsidiaries also lease sales offices in Dallas, Texas, one retail store and 49 Nautica factory outlet stores located throughout the United States. The factory outlet stores range in size from approximately 2,400 to 6,100 square feet, and average approximately 3,554 square feet. All of the Company's facilities are deemed by it to be adequate for the purposes utilized.

ITEM 3. LEGAL PROCEEDINGS

                           None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                  No matters were submitted to a vote of security-holders during the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Company's common stock is publicly quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the trading symbol "NAUT".

         The following table sets forth for the periods indicated the high and low reported sales prices per share for the common stock as quoted by the NASDAQ National Market System.

                                                      HIGH         LOW

FISCAL 1996
     First Quarter Ended May 31, 1995                $11.17      $ 8.17
     Second Quarter Ended August 31, 1995             17.00        9.92
     Third Quarter Ended November 30, 1995            19.13       15.63
     Fourth Quarter Ended February 29, 1996           22.75       16.25

FISCAL 1997
     First Quarter Ended May 31, 1996                 25.75       19.88
     Second Quarter Ended August 31, 1996             30.00       21.00
     Third Quarter Ended November 30, 1996            37.00       25.00
     Fourth Quarter Ended February 28, 1997           35.75       22.25

FISCAL 1998
     First Quarter (through May 13, 1997)             22.50       21.00


         As of May 13, 1997, there were approximately 416 holders of record of the Company's common stock.

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

Item 6.  Selected Financial Data

                                                                                       Year ended
                                                      ----------------------------------------------------------------------------
                                                      FEBRUARY 28,    February 29,     February 28,   February 28,    February 28,
Dollars in thousands, except per share data               1997            1996            1995            1994           1993
-------------------------------------------             ---------       ---------       ---------       ---------       --------
Selected consolidated statements of earnings data
Net sales                                               $ 386,560       $ 302,541       $ 247,630       $ 192,939       $150,962
                                                        =========       =========       =========       =========       ========

Net earnings                                            $  44,040       $  31,986       $  23,971       $  16,804       $ 10,488
                                                        =========       =========       =========       =========       ========

Net earnings per share                                  $    1.02       $     .75       $     .57       $     .45       $    .30
                                                        =========       =========       =========       =========       ========

Cash dividends per share                                     NONE            None            None            None           None

                                                        FEBRUARY 28,    February 29,    February 28,   February 28,   February 28,
                                                           1997            1996            1995            1994           1993
                                                         --------        --------        --------        --------        -------
Selected consolidated balance sheets data
  Total assets                                          $ 251,393       $ 209,340       $ 168,356       $ 137,040       $ 79,302
  Long-term debt, excluding current portion                   150             200             250             300            350
  Working capital                                         156,239         133,912         114,488          95,674         45,389
  Stockholders' equity                                    203,127         173,138         139,300         114,144         59,013


All share data has been adjusted to reflect stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal year ended February 28, 1997 compared to February 29, 1996:

              Consolidated net sales increased 27.8% to $386.6 million in the fiscal year ended February 28, 1997 compared to $302.5 million in the prior fiscal year. This increase is primarily a result of increased sales of Nautica products through its wholesale and retail operations. Nautica's wholesale sales increased due to the expansion of Nautica's in-store shop program, sales to new retail customers and to additional locations of existing customers. The increase in Nautica's wholesale sales is due primarily to increased unit volume rather than price increases. Nautica retail sales increased as a result of opening eleven additional Nautica factory outlet stores during the current year, the full year effect of nine stores opened in the prior year and to an increase in comparable store sales.

              Consolidated gross profit during the fiscal year ended February 28, 1997 increased to 46.8% of net sales, as compared to 45.3% of net sales in the prior fiscal year. The net increase resulted primarily from a shift to higher margin Nautica wholesale products and to growth in retail operations.

              Selling, general and administrative expenses as a percentage of net sales increased to 29.9% during the fiscal year ended February 28, 1997 as compared to 29.4% in the prior fiscal year. The net increase resulted primarily from the transition into expanded warehouse and distribution facilities and increased promotional and shop development costs.

              Net royalty income increased by $1,555,000 to $3,803,000 in the fiscal year ended February 28, 1997 as compared to $2,248,000 in the prior fiscal year. This is the result of increased royalty revenue from new and existing licensees.

              Interest income increased by $474,000 to $2,995,000 in the fiscal year ended February 28, 1997 as compared to the prior fiscal year. This increase is primarily the result of higher cash balances.

              The provision for income taxes of 39.5% in the fiscal year ended February 28, 1997 was comparable to 39.6% in the prior fiscal year.

              Net earnings increased 37.6% to $44.0 million in the fiscal year ended February 28, 1997 from $32.0 million in the prior fiscal year as a result of the factors discussed above.


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

              Consolidated gross profit during the fiscal year ended February 29, 1996 increased to 45.3% of net sales, as compared to 44.3% of net sales in the prior fiscal year. The net increase resulted primarily from a shift to higher margin Nautica wholesale products and to growth in retail operations.

              Selling, general and administrative expenses as a percentage of net sales decreased to 29.4% during the fiscal year ended February 29, 1996 as compared to 30.0% in the prior fiscal year. The net decrease, as a percentage of sales, resulted from economies of scale achieved with sales growth. Also, included in selling, general and administrative expenses in 1995 are other expenses of $881,000 (.4% of net sales) which primarily related to costs associated with the Company's evaluation of its warehouse and distribution facilities location.

              Net royalty income increased by $963,000 to $2,248,000 in the fiscal year ended February 29, 1996 as compared to $1,285,000 in the prior fiscal year. This is the result of increased royalty revenue from new and existing licensees.

              Interest income increased by $553,000 to $2,521,000 in the fiscal year ended February 29, 1996 as compared to the prior fiscal year. The increase is primarily the result of higher cash balances and to an increase in the rate of return on investments.

              The provision for income taxes increased to 39.6% in the fiscal year ended February 29, 1996 as compared to 37.9% in the prior fiscal year. The prior year's rate was unusually low due to certain state tax relief provided to the Company which reduced the corporate tax rate and the inclusion of a one time refund of taxes previously paid.

              Net earnings increased 33.4% to $32.0 million in the fiscal year ended February 29, 1996 from $24.0 million in the prior fiscal year as a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

              During the years ended February 28, 1997 and February 29, 1996, the Company generated cash from operating activities of $39.5 million and $29.6 million, respectively. Such cash was principally from net earnings and increases in accounts payable and accrued expenses offset by inventory increases in 1996 and 1995 of $7.1 and $5.4 million, respectively, and increases in accounts receivable of $16.3 and $9.6 million, respectively. The increases in inventory and accounts receivable in 1997 and 1996 are primarily attributable to the increased sales volume.

              During the year ended February 28, 1997, the Company's principal investing activities related to the continued expansion of the in-store shop program and the expansion of the Company's warehouse and distribution facilities. The Company expects to continue to incur capital expenditures to expand the in-store shop program. At February 28, 1997, there were no other material commitments for capital expenditures. During the year ended February 29, 1996, the Company's principal investing activities related to the expansion of the Company's warehouse and distribution facilities and the continued expansion of the in-store shop program.

              During the year ended February 28, 1997, the Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to 1,500,000 shares of its common stock from time to time in open market brokerage transactions. During the fiscal year, the Company repurchased 700,000 shares at a cost of $16.8 million.

              The Company has $100.0 million in lines of credit with two commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by wholesale inventory and accounts receivable. At February 28, 1997 letters of credit outstanding under the lines were $43.9 million and there were no short-term borrowings outstanding.

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


NEW ACCOUNTING STANDARD

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement will be effective in the fiscal year 1998. The statement will require disclosure of basic earnings per share and diluted earnings per share, instead of primary and fully diluted earnings per share. The Company believes that basic earnings per share will be higher than primary earnings per share because of the exclusion of dilutive stock options and that diluted earnings per share will approximate primary earnings per share because of their inclusion.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

         Certain statements included in this Annual Report, including the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the company in this report, as well as the Company's periodic reports on Forms 10-K and 10-Q and other filings with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements required by Part II, Item 8 are included in Part IV, Item 14.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on June 30, 1997.

         In addition, for the fiscal year ended February 28, 1997, Mr. George Greenberg, a Director of the Company, filed one late report under Section 16(a) of the Securities and Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on June 30, 1997.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on June 30, 1997.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on June 30, 1997 and by reference to footnotes F, G, and I of the Consolidated Financial Statements included in this report and referred to at Part IV,
Item 14.

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

(a) 1.  Financial Statements

      The following Consolidated Financial Statements of Nautica Enterprises,
        Inc. and Subsidiaries required by Part II, Item 8, are included in
        Part IV of this report:

                                                                                    Page
                                                                                    ----

      Report of Independent Certified Public Accountants                             F-3

      Consolidated Balance Sheets at February 28, 1997 and February 29, 1996         F-4

      Consolidated Statements of Earnings for each of the three years in the
          period ended February 28, 1997                                             F-6

      Consolidated Statement of Stockholders' Equity for each of the three years
          in the period ended February 28, 1997                                      F-7

      Consolidated Statements of Cash Flows for each of the three years in the
          period ended February 28, 1997                                             F-8

      Notes to Consolidated Financial Statements                                  F-10 - 22

(a) 2.  Financial Statement Schedule

      Included in Part IV of this report:

      Schedule for each of the three years in the period ended February 28, 1997:

      II - Valuation and Qualifying Accounts                                         F-23

   3.  Exhibits

     3(a) Registrant's By-laws as currently in effect are incorporated herein by reference to Registrant's
                 Registration Statement on Form S-1 (Registration No.
                 33-21998).

     3(b) Registrant's Certificate of Incorporation is incorporated by reference to the Registration Statement on Form S-3 (Registration No. 33-71926), as amended by Certificates of Amendment dated June 29, 1995 and July 2, 1996, incorporated by reference to the Registrant Annual Report on Form 10-K for the year ended February 29, 1996, and the Quarterly Report on Form 10-Q for the quarter ended May 31, 1996, respectively.

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

     10(iii)(c)  Registrant's 1994 Incentive Compensation Plan is incorporated by reference herein from the Registrant's Annual Report on Form 10-K for the year ended 2/28/96.

     10(iii)(d)  Registrant's 1996 Stock Incentive Plan.

     21          Subsidiaries of Registrant.

     23.1        Consent of Independent Certified Public Accountants.

     27          Financial Data Schedule.

(b) Reports on Form 8-K.
                 None

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
    NAUTICA ENTERPRISES, INC.


We have audited the accompanying consolidated balance sheets of Nautica Enterprises, Inc. and Subsidiaries as of February 28, 1997 and February 29, 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nautica Enterprises, Inc. and Subsidiaries as of February 28, 1997 and February 29, 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 28, 1997, in conformity with generally accepted accounting principles.

We have also audited the schedule listed in the accompanying index at Item 14(a)2. for each of the three years in the period ended February 28, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





GRANT THORNTON LLP


New York, New York
April 17, 1997

                   Nautica Enterprises, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                            FEBRUARY 28,      February 29,
                        ASSETS                                  1997              1996
                                                              --------          --------
CURRENT ASSETS
   Cash and cash equivalents                                  $ 71,887          $ 61,047
   Accounts receivable - net of allowances of $2,759
     in 1997 and $1,528 in 1996                                 60,572            45,704
   Inventories                                                  61,305            54,236
   Prepaid expenses and other current assets                     4,306             5,291
   Deferred tax benefit                                          5,775             3,636
                                                              --------          --------

      Total current assets                                     203,845           169,914




PROPERTY, PLANT AND EQUIPMENT - AT COST,
   less accumulated depreciation and amortization               42,719            30,712




OTHER ASSETS                                                     4,829             8,714
                                                              --------          --------

                                                              $251,393          $209,340
                                                              ========          ========


The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                  (Dollars in thousands, except per share data)

                                                                 FEBRUARY 28,      February 29,
         LIABILITIES AND STOCKHOLDERS' EQUITY                        1997              1996
                                                                   --------          --------
CURRENT LIABILITIES
   Current maturities of long-term debt                            $     50          $     50
   Accounts payable - trade                                          20,562            15,441
   Accrued expenses and other current liabilities                    24,780            19,140
   Income taxes payable                                               2,214             1,371
                                                                   --------          --------

      Total current liabilities                                      47,606            36,002


LONG-TERM DEBT - NET                                                    150               200


COMMITMENTS AND CONTINGENCIES


MINORITY INTEREST                                                       510


STOCKHOLDERS' EQUITY
   Preferred stock - par value $.01, authorized 2,000,000
     shares, no shares issued
   Common stock - par value $.10, authorized 100,000,000
     shares; issued, 41,770,841 shares at 1997 and
     41,354,806 shares at 1996                                        4,177             4,135
   Additional paid-in capital                                        55,502            52,837
   Retained earnings                                                160,756           116,716
                                                                   --------          --------

                                                                    220,435           173,688
   Less
     Common stock in treasury at cost; 2,270,070
     shares at 1997 and 1,570,070 shares at 1996                     17,308               550
                                                                   --------          --------

                                                                    203,127           173,138
                                                                   --------          --------

                                                                   $251,393          $209,340
                                                                   ========          ========


The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Dollars in thousands, except per share data)

                                                   YEAR ENDED            Year ended               Year ended
                                                   FEBRUARY 28,          February 29,            February 28,
                                                       1997                   1996                   1995
                                                   ------------           ------------           ------------
Net sales                                          $    386,560           $    302,541           $    247,630
Cost of goods sold                                      205,552                165,462                137,967
                                                   ------------           ------------           ------------

      Gross profit                                      181,008                137,079                109,663

Selling, general and administrative
expenses                                                115,476                 88,914                 74,317
Net royalty (income)                                     (3,803)                (2,248)                (1,285)
                                                   ------------           ------------           ------------

      Operating profit                                   69,335                 50,413                 36,631

Other income
   Interest income, net                                   2,995                  2,521                  1,968
                                                   ------------           ------------           ------------

      Earnings before provision for
      income taxes and minority interest in
      net loss of consolidated subsidiary                72,330                 52,934                 38,599

Provision for income taxes                               28,600                 20,948                 14,628
                                                   ------------           ------------           ------------

      Earnings before minority interest
      in net loss of consolidated subsidiary             43,730                 31,986                 23,971

Minority interest in net loss of
consolidated subsidiary                                     310
                                                   ------------           ------------           ------------

      NET EARNINGS                                 $     44,040           $     31,986           $     23,971
                                                   ============           ============           ============


Earnings per share of common stock                 $       1.02           $        .75           $        .57
                                                   ============           ============           ============


Weighted average number of common and
common equivalent shares outstanding                 43,147,387             42,716,880             41,711,574
                                                   ============           ============           ============


The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

     Years ended February 28, 1997, February 29, 1996 and February 28, 1995
                 (Dollars in thousands, except per share data)

                                                                          Additional
                                                         Common stock       paid-in      Retained        Treasury stock
                                                      Shares      Amount    capital      earnings      Shares      Amount
                                                    ----------    ------    --------     --------    ---------    -------
Balance at February 28, 1994                        13,471,507    $1,347    $ 52,588     $ 60,759      523,357    $   550

Net earnings                                                                               23,971
Common stock issued on exercise of stock options       139,233        14         510
Stock split                                          6,805,370       681        (681)                  261,678
Income tax benefit from stock options                                            662
                                                    ----------    ------    --------     --------    ---------    -------

Balance at February 28, 1995                        20,416,110     2,042      53,079       84,730      785,035        550

Net earnings                                                                               31,986
Common stock issued on exercise of stock options       261,293        26         887                   785,035
Stock split                                         20,677,403     2,067      (2,068)
Income tax benefit from stock options                                            939
                                                    ----------    ------    --------     --------    ---------    -------

Balance at February 29, 1996                        41,354,806     4,135      52,837      116,716    1,570,070        550

Net earnings                                                                               44,040
Common stock issued on exercise of stock options       416,035        42       1,004
Income tax benefit from stock options                                          1,661
Purchase of treasury stock                                                                             700,000     16,758
                                                    ----------    ------    --------     --------    ---------    -------

BALANCE AT FEBRUARY 28, 1997                        41,770,841    $4,177    $ 55,502     $160,756    2,270,070    $17,308
                                                    ==========    ======    ========     ========    =========    =======


The accompanying notes are an integral part of this statement.

                   Nautica Enterprises, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                               YEAR ENDED         Year ended         Year ended
                                                               FEBRUARY 28,       February 29,       February 28,
                                                                   1997               1996               1995
                                                                 --------           --------           --------
Cash flows from operating activities
   Net earnings                                                  $ 44,040           $ 31,986           $ 23,971
   Adjustments to reconcile net earnings to net cash
       provided by operating activities
      Minority interest in net loss of consolidated
              subsidiary                                             (310)
      Deferred income taxes - net                                  (2,138)            (1,124)              (594)
      Depreciation and amortization                                 6,272              4,345              3,110
      Provision for accounts receivable allowances
               and sales returns and discounts                      1,386              1,292              1,772
      Loss on disposal and abandonment of fixed assets                                                      881
      Changes in operating assets and liabilities

         Accounts receivable                                      (16,254)            (9,633)            (2,494)
         Inventories                                               (7,069)            (5,359)           (18,589)
         Prepaid expenses and other current assets                    984                 99               (818)
         Other assets                                                (723)              (176)              (342)
         Accounts payable - trade                                   5,122              2,906              4,108
         Accrued expenses and other current liabilities             5,639              3,509              4,486
         Income taxes payable                                       2,504              1,720             (1,724)
                                                                 --------           --------           --------

      Net cash provided by operating activities                    39,453             29,565             13,767
                                                                 --------           --------           --------

Cash flows from investing activities
   Purchase of property, plant and equipment                      (17,654)           (15,907)            (7,243)
   Payments to register trademark                                    (717)              (127)              (198)
   Long-term investments                                            5,000             (2,500)            (2,500)
                                                                 --------           --------           --------

      Net cash used in investing activities                       (13,371)           (18,534)            (9,941)
                                                                 --------           --------           --------

                   Nautica Enterprises, Inc. and Subsidiaries

                             (Dollars in thousands)

                                                                 YEAR ENDED         Year ended         Year ended
                                                                 FEBRUARY 28,       February 29,      February 28,
                                                                     1997               1996               1995
                                                                   --------           --------           --------
Cash flows from financing activities
   Proceeds from minority shareholders of
    consolidated subsidiary                                        $    520
   Principal payments on long-term debt                                 (50)          $    (50)          $    (50)
   Proceeds from issuance of common stock, net                        1,046                913                523
   Purchase of treasury stock                                       (16,758)
                                                                   --------           --------           --------

      Net cash (used in) provided by financing activities           (15,242)               863                473
                                                                   --------           --------           --------

      INCREASE IN CASH AND CASH
         EQUIVALENTS                                                 10,840             11,894              4,299

Cash and cash equivalents at beginning of year                       61,047             49,153             44,854
                                                                   --------           --------           --------

Cash and cash equivalents at end of year                           $ 71,887           $ 61,047           $ 49,153
                                                                   ========           ========           ========


Supplemental disclosures of cash flow information:
   Cash paid during the year for
    Interest                                                       $     69           $     46           $     42
    Income taxes                                                     28,526             21,301             16,791


The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           February 28, 1997, February 29, 1996 and February 28, 1995



NOTE A - SUMMARY OF ACCOUNTING POLICIES

   Nautica Enterprises, Inc. (the "Company") and Subsidiaries are primarily engaged in the design, sourcing and sale of men's apparel. The principal market for the Company's products is the United States. In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

   1. Principles of Consolidation

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a 51% investment in a limited liability company formed during the year ended February 28, 1997 to market the Company's products in Europe. All material intercompany balances and transactions have been eliminated in consolidation.

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

           February 28, 1997, February 29, 1996 and February 28, 1995



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

   6. Other Assets

      Included in other assets is an excess of cost over net assets acquired of approximately $2,272,000 and $1,972,000 at February 28, 1997 and February 29, 1996, respectively. These assets are being amortized on a straight-line basis over a forty-year period. Accumulated amortization at February 28, 1997 and February 29, 1996 was $494,000 and $414,000,
      respectively.

   7. Income Taxes

      The Company and its wholly-owned subsidiaries file a consolidated Federal income tax return. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax law.

   8. Earnings Per Share

      Earnings per share are based on the weighted average number of shares of common stock outstanding during the year giving retroactive effect to the stock splits as described in Note F. Stock options are included in the calculation, when they are dilutive.

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1997, February 29, 1996 and February 28, 1995



NOTE A (CONTINUED)

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement will be effective in the next fiscal year and requires the disclosure of basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. The Company believes that basic earnings per share will be higher than primary earnings per share because of the exclusion of dilutive stock options and that diluted earnings per share will approximate primary earnings per share because of their inclusion.

   9. Valuation of Long-Lived Assets

      The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," during the year ended February 28, 1997. The statement requires that the Company recognize and measure impairment losses of long-lived assets and certain identifiable intangibles and value long-lived assets to be disposed of.

      The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no provision is necessary for the impairment of long-lived assets at February 28, 1997.

  10. Reclassifications

      Certain amounts in prior years have been reclassified to conform with classifications used in 1997.


NOTE B - INVENTORIES

   Inventories valued using the LIFO method comprised 83% and 81% of consolidated inventories before LIFO adjustment at February 28, 1997 and February 29, 1996, respectively. The FIFO earnings are presented in order to provide a basis for comparison to the operating results of those companies within the industry which do not use the LIFO method. Had the Company utilized the FIFO method of accounting for inventory, inventories would have been higher by $2,419,000, $3,439,000 and $3,268,000 at February 28, 1997,
   February 29, 1996 and February 28, 1995, respectively. Earnings before provision for income taxes would have been lower by $1,020,000 at

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1997, February 29, 1996 and February 28, 1995



NOTE B (CONTINUED)

   February 28, 1997, higher by $171,000 at February 29, 1996 and lower by $833,000 at February 28, 1995. Net earnings would have been lower by $620,000 ($.01 per share) at February 28, 1997, higher by $103,000 ($.003 per share) at February 29, 1996 and lower by $517,000 ($.01 per share) at February 28, 1995. During the year ended February 28, 1995, reductions in certain LIFO pools had the effect of increasing earnings before income taxes by approximately $1,700,000 and net earnings by $1,056,000 ($.03 per share).

   Inventories consist of the following:

                                               1997             1996
                                              -------          -------
                                               (Dollars in thousands)
Raw materials                                 $   273          $ 1,499
Finished goods                                 63,451           56,176
                                              -------          -------

                                               63,724           57,675
Less amount to reduce carrying value
   to LIFO basis                                2,419            3,439
                                              -------          -------

                                              $61,305          $54,236
                                              =======          =======


NOTE C - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are summarized as follows:

                                                     1997             1996
                                                   -------          -------
                                                    (Dollars in thousands)
Land                                               $   515          $   312
Building and improvements                           12,057            5,090
Machinery, equipment and fixtures                   38,940           22,139
Leasehold improvements                               5,716            5,421
Construction in progress                             1,482            8,760
                                                   -------          -------

                                                    58,710           41,722
Accumulated depreciation and amortization           15,991           11,010
                                                   -------          -------

                                                   $42,719          $30,712
                                                   =======          =======

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1997, February 29, 1996 and February 28, 1995



NOTE D - SHORT-TERM BORROWINGS

   As of February 28, 1997, the Company had $100,000,000 in lines of credit, with two commercial banks, available for short-term borrowings and letters of credit collateralized by wholesale inventory and accounts receivable. At February 28, 1997, letters of credit outstanding under the lines were approximately $43,900,000 and there were no short-term borrowings outstanding. Interest is payable at the prime rate.


NOTE E - ACCRUED EXPENSES AND OTHER CURRENT
            LIABILITIES

   Accrued expenses and other current liabilities consist of the following:

                                                    1997             1996
                                                 -------          -------
                                                  (Dollars in thousands)
Payroll and other employee compensation          $ 6,807          $ 5,061
Royalties                                            994              746
Advertising and promotion                         10,819            9,289
Accrued rent                                       1,084              955
Other                                              5,076            3,089
                                                 -------          -------

                                                 $24,780          $19,140
                                                 =======          =======

NOTE F - STOCKHOLDERS' EQUITY

   On January 22, 1997, the Board of Directors adopted a stock repurchase plan pursuant to which the officers of the Company have been authorized to purchase up to 1,500,000 shares on the open market. At February 28, 1997, repurchases of 700,000 shares were completed and are reflected as treasury stock.

   On April 29, 1996, the Board of Directors declared a two-for-one stock split of the Company's common stock to be effected in the form of a stock dividend payable on May 28, 1996 to stockholders of record on May 13, 1996. On April 18, 1995, the Board of Directors declared a three-for-two stock split of the Company's common stock effected in the form of a stock dividend. Amounts equal to par value of the shares of common stock to be issued were transferred from additional paid-in capital to the common stock account. All prior year stock options and per share disclosures have been restated to reflect the stock splits.

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1997, February 29, 1996 and February 28, 1995



NOTE F (CONTINUED)

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


NOTE G - COMMITMENTS AND CONTINGENCIES

   1. Leases

      The Company leases real property and equipment, under operating leases expiring at various dates through 2009. Rent expense amounted to approximately $5,604,000 in 1997, $4,654,000 in 1996 and $3,991,000 in
      1995. At February 28, 1997 minimum rental commitments under noncancellable leases are as follows:

                                                   (Dollars in thousands)
                  1998                                   $ 4,177
                  1999                                     4,230
                  2000                                     4,166
                  2001                                     3,771
                  2002                                     3,222
                  Thereafter                              18,466
                                                         -------

                  Total minimum payments required        $38,032
                                                         =======

   2. Stock Purchase Agreement and Life Insurance Proceeds

      The Company is a party to an agreement with the president and Chairman of the Board of the Company and the president of Nautica Apparel, Inc. and Nautica International, Inc. ("Nautica"), (the principal stockholders), which provides, upon the death of either of the aforementioned stockholders, and at the request of their respective estates, that the Company will purchase a part of the common shares of the deceased stockholder. The Company has obtained policies of life insurance on the lives of the stockholders for the purpose of utilizing the proceeds from such insurance for the purchase of the shares of the Company's common stock. The agreement provides for the Company to purchase the deceased stockholder's shares of common stock at a defined market value on the date of death. The Company's obligation to purchase the common

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1997, February 29, 1996 and February 28, 1995



NOTE G (CONTINUED)

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

   3. Executive Compensation

      In the event of a change in control of the Company as defined in the agreement, certain senior management has the right to receive a lump-sum payment upon termination of employment other than for cause or permanent disability or resignation for good reason within three years. Such payments are to be equal to the excess of (i) the product of 2.90 multiplied by the "base amount" as determined within the meaning of
      Section 280G of the Internal Revenue Code over (ii) the value on the date of the Change of Control Event of non-cash benefits as defined in the agreement. At February 28, 1997 the maximum amount payable, applicable to four individuals, would be approximately $11,400,000.

   4. Other

      The Company is subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of all such proceedings will not have a material adverse effect on the Company.

   5. Concentrations

      In the normal course of business, the Company extends credit, on open account, to its retail store customers, after a credit analysis based on financial and other criteria. May Department Stores Company, Federated Department Stores, Inc. and Dillard Department Stores, Inc. accounted for approximately 22%, 19% and 16%, respectively, of sales in 1997, 18%, 14% and 15%, respectively, of sales in 1996 and approximately 17%, 8% and 17%, respectively, of sales in 1995. In recent years, a number of corporate groups, which include certain of the Company's department store customers, including Federated Department Stores, Inc., have been involved in highly leveraged financial transactions and certain of these customers have filed for protection under Chapter 11 of the Federal Bankruptcy Code. The Company does not believe that this concentration of sales and credit risks represents a material risk of loss with respect to its financial position as of February 28, 1997.

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1997, February 29, 1996 and February 28, 1995



NOTE H - INCOME TAXES

   Significant components of the Company's deferred taxes at February 28, 1997 and February 29, 1996 are as follows:

                                              1997             1996
                                            -------           ------
                                             (Dollars in thousands)
Deferred tax assets (liabilities)
   Deferred compensation                    $   626           $  179
   Allowance for doubtful accounts
    and sales discounts                         517              424
   Capitalized inventory costs                1,285            1,141
   Nondeductible accruals                     3,667            1,850
   Depreciation                                (320)              42
                                            -------           ------

                                            $ 5,775           $3,636
                                            =======           ======

The provision for income taxes is comprised of the following:

                              1997               1996               1995
                            --------           --------           --------
                                       (Dollars in thousands)
Current
   Federal                  $ 25,513           $ 17,603           $ 13,191
   State and local             5,226              4,470              2,032
Deferred                      (2,139)            (1,125)              (595)
                            --------           --------           --------

                            $ 28,600           $ 20,948           $ 14,628
                            ========           ========           ========

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1997, February 29, 1996 and February 28, 1995



NOTE H (CONTINUED)

   The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements:

                                            1997           1996            1995
                                          --------        -------        ------
                                           PERCENT        Percent         Percent
                                          OF INCOME       of income      of income
Computed "expected" provision
  for Federal income taxes                 35.0%           35.0%           35.0%
State taxes - net of Federal
  income tax benefit                        4.7             5.5             4.1
Other                                       (.2)            (.9)           (1.2)
                                           ----            ----            ----

Actual provision for income taxes          39.5%           39.6%           37.9%
                                           ====            ====            ====

   State income taxes in 1995 decreased due to certain tax relief provided to the Company and the inclusion of a one-time refund of taxes previously paid of $1,429,000.


NOTE I - TRANSACTIONS WITH RELATED PARTIES

   Nautica has the exclusive right to use, exploit and license others to so use and exploit the Nautica name and trademarks. The President of Nautica Apparel, Inc. and Nautica International, Inc. (the "President") receives 50% of the net royalties received by the Company with respect to the use of the Nautica name and trademarks. The President earned royalties of approximately $3,803,000, $2,248,000 and $1,285,000 in 1997, 1996 and 1995, respectively.
   At February 28, 1997 and February 29, 1996, the amount due to the President included in accrued expenses and other current liabilities was approximately $994,000 and $743,000, respectively. The President has the right of first refusal to purchase the Company's right and interests in the name "Nautica" in the event the Company abandons, sells or disposes its interest in the name.

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1997, February 29, 1996 and February 28, 1995



NOTE J - MULTIEMPLOYER PENSION PLAN

   The Company contributed approximately $775,000 in 1997, $562,000 in 1996 and $350,000 in 1995 to a multiemployer pension and insurance plan for employees covered under a collective bargaining agreement. The plan is not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Multiemployer Pension Plan Amendments Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plan terminates or the Company withdraws, the Company could be subject to a "withdrawal liability." As of February 28, 1997, the Company's share of unfunded vested benefits, if any, was not available from the plan's administrators.


NOTE K - PROFIT-SHARING RETIREMENT AND SAVINGS PLAN

   The Company has a contributory retirement savings plan (Section 401(k) of the Internal Revenue Code) for all full-time employees. Under the provisions of the plan, eligible employees are permitted to contribute up to 15% of their salary subject to specified limits. The plan provides for discretionary employer matching contributions not to exceed the lesser of 100% of the employee's contribution or 6% of the employee's compensation. The amount of Company contributions to the plan charged to expense during the years ended February 28, 1997, February 29, 1996 and February 28, 1995 were approximately $169,000 , $173,000, and $148,000, respectively.


NOTE L - STOCK OPTION PLANS AND OPTION AGREEMENT

   On January 4, 1996, the Board of Directors adopted the Nautica Enterprises, Inc. Stock Incentive Plan (the "1996 Plan"), which was approved by the Company's stockholders at the 1996 Annual Meeting of Stockholders. The 1996 Plan authorizes the Compensation Committee to administer the plan and to grant to eligible participants stock options of the Company and its affiliates, stock appreciation rights, restricted stock, deferred stock, bonus stock, cash bonuses and loans. The 1996 Plan provides for the reservation and availability of 4,000,000 shares of common stock of the Company, subject to adjustment for future stock splits, stock dividends, reorganizations and similar events.

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1997, February 29, 1996 and February 28, 1995


NOTE L (CONTINUED)

   In addition, stock options are outstanding under the Nautica Enterprises, Inc. 1989 Employee Incentive Plan and the 1984 Executive Incentive Stock Plan, for which options can no longer be granted.

   On July 1, 1987, the Company entered into an Option Agreement (the "Agreement") with the president of Nautica. The Agreement granted the president the option to purchase up to an aggregate of 2,262,086 shares, subject to adjustments, of the Company's common stock at a purchase price of $.87 per share. The Agreement expires July 1, 1997; provided, however, in the event that the President of Nautica is employed by the Company on July 1, 1997, the options shall expire 60 days after the earlier of (i) July 1, 2007, or (ii) 10 months following the date that the President of Nautica ceases to be employed by the Company. At February 28, 1997, 681,964 options exercisable at $.87 per share remain outstanding.

   For financial reporting purposes, the tax benefit resulting from compensation expense allowable for income tax purposes in excess of the expense recorded in the financial statements, amounting to $1,661,000, $939,000 and $662,000 during the years ended February 28, 1997, February 29, 1996 and February 28, 1995, respectively, has been credited to additional paid-in capital.

   The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net earnings and earnings per share would be reduced by approximately $3,500,000 and $.07 per share and $1,000,000 and $.02 per share for the years ended February 28, 1997 and February 29, 1996, respectively.

   These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expenses related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended February 28, 1997 and February 29, 1996, respectively: expected volatility of 47.7 percent and 46.5 percent; risk-free interest rates of 5.8 percent and 7.1 percent; and, for both years, expected lives of seven years.

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1997, February 29, 1996 and February 28, 1995



NOTE L (CONTINUED)

   The table below summarizes the activity in the plans, as adjusted for the stock splits referred to in Note F:

                                          1997                         1996                         1995
                                  ----------------------       ----------------------       ----------------------
                                               WEIGHTED                    Weighted                     Weighted
                                               AVERAGE                      average                       average
                                               EXERCISE                     exercise                      exercise
                                  SHARES         PRICE         Shares         price         Shares         price
                                 ---------       ------       ---------       ------       ---------       ------
Outstanding at
  beginning of year              3,146,654       $ 5.65       2,876,810       $ 3.58       2,806,034       $ 2.40
                                 =========                    =========                    =========

Granted                            834,700        21.60         834,000        10.38         522,000         7.51
Exercised                         (416,035)        2.51        (522,756)        1.75        (417,700)        1.25
Cancelled                         (115,900)       11.55         (41,400)        6.42         (33,524)        2.13
                                 ---------                    ---------                    ---------

Outstanding at end of
   year                          3,449,419         9.68       3,146,654         5.65       2,876,810         3.58
                                 =========                    =========                    =========

Exercisable at end of
   year                          1,341,334         4.54       1,054,684         3.21         982,314         2.20
                                 =========                    =========                    =========

Weighted average fair
  value of options granted
  during the year                                 12.27                         6.13


The following table summarizes information concerning currently outstanding and exercisable stock options:

                                     Options outstanding                      Options exercisable
                       ---------------------------------------------      ---------------------------
                                           Weighted                         Number
                           Number           average         Weighted       exercisable       Weighted
                       outstanding at      remaining         average          at             average
      Range of           February 28,     contractual       exercise       February 28,      exercise
   exercise prices          1997             life             price          1997              price
   ---------------       ---------          -------         --------       --------            -------
   $  .78 - $ 4.45       1,402,819         5.5 years         $  3.31        1,006,834           $3.16

     6.22 -  10.38       1,246,500         7.7 years            9.22          334,500            8.68

    21.45 -  26.00         800,100         9.0 years           21.58                -               -
                         ---------                                          ---------
                         3,449,419                                          1,341,334
                         =========                                          =========

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1997, February 29, 1996 and February 28, 1995



 NOTE M - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                              MAY 31          AUGUST 31       NOVEMBER 30       FEBRUARY 28
                             ---------        ---------       -----------       -----------
                                    (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
  NET SALES                  $    76,137      $   103,343      $   116,570      $    90,510
  GROSS PROFIT                    34,618           47,080           54,708           44,602
  NET INCOME                       5,431           11,315           15,964           11,330
  EARNINGS PER SHARE         $       .13      $       .26      $       .37      $       .26
  WEIGHTED AVERAGE SHARES         42,996           43,018           43,253           42,825

                              MAY 31          AUGUST 31       NOVEMBER 30       FEBRUARY 28
                             ---------        ---------       -----------       -----------
                                    (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
  Net sales                  $    61,448      $   80,554       $    90,819      $    69,720
  Gross profit                    26,714          35,438            41,227           33,700
  Net income                       3,792           7,911            11,906            8,377
  Earnings per share         $       .09      $      .19       $       .28      $       .20
  Weighted average shares         41,700          42,398            42,656           42,732

                                  Nautica Enterprises, Inc. and Subsidiaries

                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

         Column A                                   Column B                 Column C                  Column D           Column E
         --------                                   --------                 --------                  --------           --------

                                                                             Additions
                                                                      -------------------------
                                                                        (1)             (2)

                                                                                     Charged to
                                                   Balance at         Charged to       other                             Balance at
                                                    beginning         costs and       accounts -      Deductions -         end of
         Description                                 of year           expenses        describe       describe (a)         period
         -----------                                 -------           --------        --------       ------------         ------
                                                                (All amounts in thousands except per share  data)

YEAR ENDED FEBRUARY 28, 1997
   RESERVES DEDUCTED FROM ASSETS TO
     WHICH THEY APPLY
   ALLOWANCE FOR BAD DEBTS                           $  1,064           $  254                           $   --            $1,318
                                                     ========           ======                           ======            ======

   ALLOWANCE FOR SALES RETURNS AND DISCOUNTS         $    464           $1,132                           $  155            $1,441
                                                     ========           ======                           ======            ======

Year ended February 29, 1996
   Reserves deducted from assets to
     which they apply
   Allowance for bad debts                           $  1,210           $  346                           $  492            $1,064
                                                     ========           ======                           ======            ======

   Allowance for sales returns and discounts         $     --           $  946                           $  482            $  464
                                                     ========           ======                           ======            ======



Year ended February 28, 1995
   Reserves deducted from assets to
     which they apply
   Allowance for bad debts                           $  1,205           $1,538                           $1,533            $1,210
                                                     ========           ======                           ======            ======

   Allowance for sales discounts                     $     --           $  234                           $  234            $   --
                                                     ========           ======                           ======            ======



(a)  Accounts written off as uncollectible.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  NAUTICA ENTERPRISES, INC.
                                                  (Registrant)

                                          By: /s/ Harvey Sanders
                                              ---------------------------
                                                  Harvey Sanders
                                                  Chairman (May 16, 1997)

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

           Name                               Title                                   Date
           ----                               -----                                   ----

  /s/ Harvey Sanders                  Chairman, President,                        May 16, 1997
  ---------------------------         Chief Executive Officer
  Harvey Sanders                      (Principal Executive
                                      Officer) and Director


  /s/ Donald Pennington               Chief Financial Officer                     May 16, 1997
  ---------------------------         (Principal Financial Officer)
  Donald Pennington


  /s/ Neal S. Nackman                 Vice President Finance                      May 16, 1997
  ---------------------------         (Principal Accounting Officer)
  Neal S. Nackman


  /s/ David Chu                       Director                                    May 16, 1997
  ---------------------------
  David Chu


  /s/ Robert B. Bank                  Director                                    May 16, 1997
  ---------------------------
  Robert B. Bank


  /s/ Ronald G. Weiner                Director                                    May 16, 1997
  ---------------------------
  Ronald G. Weiner


  /s/ Israel Rosenzweig               Director                                    May 16, 1997
  ---------------------------
  Israel Rosenzweig

                                EXHIBIT INDEX
                                -------------
     Exhibit
       No.                           Distribution
     -------                         ------------

     3(a) Registrant's By-laws as currently in effect are incorporated herein by reference to Registrant's
                 Registration Statement on Form S-1 (Registration No.
                 33-21998).

     3(b) Registrant's Certificate of Incorporation is incorporated by reference to the Registration Statement on Form S-3 (Registration No. 33-71926), as amended by a Certificate of Amendment dated June 29, 1995 and July 2, 1996, incorporated by reference to the Registrant Annual Report on Form 10-K for the year ended February 29, 1996, and the Quarterly Report on Form 10-Q for the quarter ended May 31, 1996, respectively.

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

     10(iii)(c)  Registrant's 1994 Incentive Compensation Plan is incorporated by reference herein from the Registrant's Annual Report on Form 10-K for the year ended 2/28/96.

     10(iii)(d)  Registrant's 1996 Stock Incentive Plan.

     21          Subsidiaries of Registrant.

     23.1        Consent of Independent Certified Public Accountants.

     27          Financial Data Schedule.