Form 10-Q
period 1997-05-31
NAUTICA ENTERPRISES INC
filed 1997-07-15
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 1997 or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ____________________

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

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No
                          ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      The number of shares of Common Stock outstanding as of July 14, 1997 was 38,705,571.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                                  MAY 31, 1997
                                   (Unaudited)



                                      INDEX

                                                                           Page No.
                                                                           --------
Part I - Financial Information:

      Item 1.  Financial Statements (Unaudited):

       Condensed Consolidated Balance Sheets
       As at May 31, 1997 and February 28, 1997.........................      2

       Condensed Consolidated Statements of Earnings
       For the Three Month Periods Ended
        May 31, 1997 and 1996...........................................      3

       Condensed Consolidated Statements of Cash Flows
       For the Three Month Periods Ended
        May 31, 1997 and 1996...........................................      4

      Notes to Condensed Consolidated Financial Statements..............      5

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations............      6

      Part II - Other Information.......................................      8

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

          ASSETS
                                                                  May 31,          February 28,
                                                                   1997               1997
                                                               ------------       ------------
Current assets:
  Cash and short-term investments                              $ 65,327,769       $ 71,887,201
  Accounts receivable - net                                      52,891,291         60,571,809
  Inventories                                                    73,402,462         61,304,697
  Prepaid expenses and other current assets                       4,546,832          4,306,521
  Deferred tax benefit                                            5,774,938          5,774,938
                                                               ------------       ------------
                              Total current assets              201,943,292        203,845,166

Property, plant and equipment, net of
  accumulated depreciation and amortization                      46,020,647         42,719,253

 Other assets                                                     6,178,377          4,828,663
                                                               ------------       ------------

                                                               $254,142,316       $251,393,082
                                                               ============       ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                         $     50,000       $     50,000
  Accounts payable - trade                                       29,314,268         20,562,099
  Accrued expenses and other current liabilities                 25,478,434         24,779,371
  Income taxes payable                                            5,968,329          2,213,591
                                                               ------------       ------------
                              Total current liabilities          60,811,031         47,605,061

Long-term debt -net                                                 100,000            150,000

Minority Interest                                                   277,220            510,157

Stockholders' equity:
  Preferred stock - par value $.01, authorized,
    2,000,000 shares; no shares issued
  Common stock - par value $.10, authorized,
    100,000,000 shares; issued 41,774,641 shares
    at May 31, 1997 and 41,770,841 shares at
    February 28, 1997                                             4,177,464          4,177,084
  Additional paid-in capital                                     55,530,151         55,502,729
  Retained earnings                                             168,427,322        160,756,735
                                                               ------------       ------------
                                                                228,134,937        220,436,548
  Less:
    Common stock in treasury - at cost;
    3,070,070 shares at May 31, 1997
      and 2,270,070 at February 28, 1997                         35,180,872         17,308,684
                                                               ------------       ------------
                              Total stockholders' equity        192,954,065        203,127,864
                                                               ------------       ------------

                                                               $254,142,316       $251,393,082
                                                               ============       ============

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                       Three Months Ended
                                                                           May 31,
                                                               --------------------------------
                                                                  1997                1996
                                                               ------------        ------------
Net Sales                                                      $ 95,807,047        $ 76,137,760
Cost of goods sold                                               51,488,057          41,519,954
                                                               ------------        ------------
  Gross profit                                                   44,318,990          34,617,806

Selling, general  and administrative expenses                    33,771,802          27,042,547
Net royalty (income)                                             (1,195,200)           (772,320)
                                                               ------------        ------------
  Operating profit                                               11,742,388           8,347,579

Interest income, net                                                808,987             704,430
Minority interest in net loss of consolidated subsidiary            232,937                  --
                                                               ------------        ------------

Earnings before provision for income taxes                       12,784,312           9,052,009

Provision for income taxes                                        5,113,725           3,620,800
                                                               ------------        ------------

NET EARNINGS                                                   $  7,670,587        $  5,431,209
                                                               ============        ============

Earnings per share of common stock                             $       0.18        $       0.13
                                                               ============        ============

Weighted average number of shares of common and
  common equivalent shares outstanding                           41,969,187          42,955,635
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

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     Three Months Ended
                                                                                           May 31,
                                                                                --------------------------------
                                                                                    1997                1996
                                                                                ------------        ------------
  Cash flows from operating activities:
  Net earnings                                                                  $  7,670,587        $  5,431,209
                                                                                ------------        ------------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Minority interest in net loss of consolidated subsidiary                      (232,937)                 --
      Depreciation and amortization                                                2,088,967           1,374,493
      Provision for accounts receivable allowances and sales
         returns and discounts                                                       435,981              55,943
      Increase (decrease) in cash flows as a result of changes
           in asset and liability account balances:
       Accounts receivable                                                         7,244,537           2,327,855
       Inventories                                                               (12,097,765)        (11,285,040)
       Prepaid expenses and other current assets                                    (240,311)          1,179,912
       Other assets                                                               (1,599,221)           (136,996)
       Accounts payable                                                            8,752,169           7,372,399
       Accrued expenses and other current liabilities                                699,063             478,229
       Income taxes payable                                                        3,754,738           1,609,916
                                                                                ------------        ------------
Total adjustments                                                                  8,805,221           2,976,711
                                                                                ------------        ------------

Net cash provided by operating activities                                         16,475,808           8,407,920
                                                                                ------------        ------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                       (5,140,854)         (3,976,352)
  Purchase of short-term investments                                             (25,100,000)                 --
                                                                                ------------        ------------
Net cash used in investing activities                                            (30,240,854)         (3,976,352)
                                                                                ------------        ------------


Cash flows from financing activities:
  Principal payments on long-term debt                                               (50,000)            (50,000)
  Purchase of treasury stock                                                     (17,872,188)                 --
  Proceeds from issuance of common stock, net                                         27,802             413,913
                                                                                ------------        ------------
Net cash (used in) provided by financing activities                              (17,894,386)            363,913
                                                                                ------------        ------------

(Decrease) increase in cash and cash equivalents                                 (31,659,432)          4,795,481

Cash and cash equivalents at beginning of period                                  71,887,201          61,047,522
                                                                                ------------        ------------

Cash and cash equivalents at end of period                                      $ 40,227,769        $ 65,843,003
Short-term investments at end of period                                           25,100,000                  --
                                                                                ------------        ------------

Cash and short-term investments at end of period                                $ 65,327,769        $ 65,843,003
                                                                                ============        ============

Supplemental Information:

Cash payments for the periods ended:
Interest expense                                                                $      7,210        $      9,974
                                                                                ============        ============
Income taxes                                                                    $  1,366,819        $  2,013,613
                                                                                ============        ============

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997
                                   (Unaudited)


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


NOTE 2 -          The results of operations for the three month period ended May
            31, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 3 -          The Company utilized the last-in, first-out "Lifo" method for inventories as at May 31, 1997 and February 28, 1997 and for the three month periods ended May 31, 1997 and 1996. The "Lifo" inventory for the three month periods ended May 31, 1997 and 1996 are based upon end of year estimates. Inventories at May 31, 1997 and February 28, 1997 consist primarily of finished goods.


NOTE 4 -          Short-term investments consist primarily of government and agency bonds, taxable municipal bonds, tax exempt municipal bonds and corporate bonds. The Company accounts for these investments using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS NO. 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. At May 31, 1997, all securities covered under SFAS No. 115 were designated as available for sale and are stated at market value. Market value of securities approximated their cost and, accordingly, no realized market gains or losses were reported in a separate component of stockholders' equity. Realized gains and losses on sales of investments will be determined on a specific identification basis.

            Cash and short-term investments at May 31, 1997, are summarized as follows:

                                                         MARKET/COST
                                                         -----------
             CASH AND CASH EQUIVALENTS                   $40,227,769

             SHORT-TERM INVESTMENTS
             Government & Agency Bonds                     8,909,722
             Taxable Municipal Bonds                         402,200
             Tax Exempt Municipal Bonds                    1,145,282
             Corporate Bonds                              12,408,654
             Other                                         2,234,142
                                                         -----------
                SHORT-TERM INVESTMENTS                    25,100,000
                                                         -----------

                     CASH AND SHORT-TERM INVESTMENTS     $65,327,769
                                                         ===========


                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  MAY 31, 1997
                                   (Unaudited)

RESULTS OF OPERATIONS

For the Three Months Ended May 31, 1997:

       Consolidated net sales increased 25.8% to $95.8 million in the three months ended May 31, 1997 as compared to $76.1 million in the comparable prior year period. The increase is due primarily to increased sales of Nautica products through its wholesale and retail operations. Nautica's wholesale sales increased primarily due to the expansion of Nautica's in-store shop program, sales to new retail customers and to additional locations of existing customers. The increase in Nautica's wholesale sales is primarily due to increased unit volume rather than price increases. The increase in retail sales is primarily attributable to the opening of new stores.

       Consolidated gross profit increased in the three months ended May 31, 1997 to 46.3% of net sales, as compared to 45.5% in the comparable prior year period. The net increase resulted primarily from a shift to the higher margin Nautica wholesale products and to an increase in retail operations.

       Selling, general and administrative expenses as a percentage of net sales decreased to 35.2% in the three months ended May 31, 1997 as compared to 35.5% in the comparable prior year period. The net decrease resulted from the ability to leverage these expenses with increased volume.

       Net royalty income increased by $423,000 to $1,195,000 in the three months ended May 31, 1997 as compared to $772,000 in the comparable prior year period. The increase is a result of increased royalty revenue from new and existing licensees.

       Interest income increased by $105,000 to $809,000 in the three months ended May 31, 1997 as compared to the comparable prior year period. The increase is the result of higher average cash balances and an increase in the rate of return on investments.

       The provision for income taxes remained constant at 40.0% of earnings before income taxes for the three month period ended May 31, 1997 as compared to the comparable prior year period.

       Net earnings increased 41.2% to $7.7 million in the three months ended May 31, 1997 from $5.4 million in the comparable prior year period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

       During the three months ended May 31, 1997, the Company generated cash from operating activities of $16.5 million principally from net earnings and higher cash receipts from increased sales. Increases in inventories of $12.1 million, resulting from increased sales levels, were financed by cash generated from net earnings, increases in accounts payable-trade and decreases in accounts receivable. During the three months ended May 31, 1996, the Company generated cash from operating activities of $8.4 million principally from net earnings. Increases in inventories of $11.3 million, resulting from increased sales levels, were financed by cash generated from net earnings, increases in accounts payable-trade and decreases in accounts receivable.

       During the three months ended May 31, 1997, the Company's principal investing activities related to the continued expansion of the in-store shop program. The Company expects to continue to incur capital expenditures to expand such in-store shop program. At May 31, 1997, there were no other material commitments for capital expenditures.

       During the three months ended May 31, 1997, the Company repurchased 800,000 shares of its common stock. The shares purchased completed the Board approved stock repurchase plan to repurchase 1,500,000 shares of the Company's common stock. The remaining shares were purchased at an aggregate cost of $17.9 million.

       The Company has $100.0 million in lines of credit with two commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by wholesale inventory and accounts receivable. At May 31, 1997 and February 28, 1997, respectively, letters of credit outstanding under the lines were $72.3 million and $43.9 million and there were no short-term borrowings outstanding.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

      Certain statements included in this report, including the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report, as well as the Company's periodic reports on Forms 10-K and 10-Q and other filings with the Securities and Exchange Commission.

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


                                                     NAUTICA ENTERPRISES, INC.




                                     By:   /s/ Harvey Sanders
                                         ------------------------------------
                                               Harvey Sanders
                                               Chairman of the Board
                                               and President

Date:  July 14, 1997



                                     By:   /s/ Neal S. Nackman
                                         ------------------------------------
                                               Neal S. Nackman
                                               V.P. Finance and
                                               Chief Accounting Officer

Date:  July 14, 1997