Form 10-Q
period 1997-08-31
NAUTICA ENTERPRISES INC
filed 1997-10-14
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 1997 or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission file number 0-6708


                            Nautica Enterprises, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                          95-2431048
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

40 West 57th Street, New York, N.Y.                          10019
  (Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, including Area Code        (212) 541-5990


(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of Common Stock outstanding as of October 14, 1997 was 39,008,771.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                                 AUGUST 31, 1997
                                   (Unaudited)

                                     INDEX

                                                                        Page No.

Part I - Financial Information:

         Item 1.  Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets
          As of August 31, 1997 and February 29, 1997 ..................       2

          Condensed Consolidated Statements of Earnings
          For the Six and Three Month Periods Ended
          August 31, 1997 and 1996 .....................................       3

          Condensed Consolidated Statements of Cash Flows
          For the Six Month Periods Ended
          August 31, 1997 and 1996 .....................................       4

          Notes to Condensed Consolidated Financial
          Statements ...................................................       5

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations ................       6

Part II - Other information ............................................       9

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

          ASSETS
                                                                               August 31,        February 29,
                                                                                  1997               1997
                                                                              ------------       ------------
Current assets:
  Cash and short-term investments                                             $ 37,974,973       $ 71,887,201
  Accounts receivable - net                                                     91,069,965         60,571,809
  Inventories                                                                   87,579,727         61,304,697
  Prepaid expenses and other current assets                                      6,063,317          4,306,521
  Deferred tax benefit                                                           5,774,938          5,774,938
                                                                              ------------       ------------
                              Total current assets                             228,462,920        203,845,166

Property, plant and equipment, net of
  accumulated depreciation and amortization                                     48,400,206         42,719,253

 Other assets                                                                    5,022,634          4,828,663
                                                                              ------------       ------------

                                                                              $281,885,760       $251,393,082
                                                                              ============       ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                        $     50,000       $     50,000
  Accounts payable - trade                                                      35,232,550         20,562,099
  Accrued expenses and other current liabilities                                30,443,273         24,779,371
  Income taxes payable                                                           7,398,088          2,213,591
                                                                              ------------       ------------
                              Total current liabilities                         73,123,911         47,605,061

Long-term debt -net                                                                100,000            150,000

Minority interest                                                                  598,940            510,157

Stockholders' equity:
  Preferred stock - par value $.01, authorized,
    2,000,000 shares; no shares issued
  Common stock - par value $.10, authorized, 100,000,000 shares; issued
    41,813,841 shares at August 31, 1997 and 41,770,841 shares at
    February 28, 1997                                                            4,181,384          4,177,084
  Additional paid-in capital                                                    55,726,613         55,502,729
  Retained earnings                                                            183,335,784        160,756,735
                                                                              ------------       ------------
                                                                               243,243,781        220,436,548
  Less:
    Common stock in treasury - at cost;
    3,070,070 shares at August 31, 1997
      and 2,270,070 at February 28, 1997                                        35,180,872         17,308,684
                                                                              ------------       ------------
                              Total stockholders' equity                       208,062,909        203,127,864
                                                                              ------------       ------------

                                                                              $281,885,760       $251,393,082
                                                                              ============       ============

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)




                                                             Six Months Ended                          Three Months Ended
                                                                 August 31,                                August 31,
                                                      ----------------------------------        ----------------------------------
                                                          1997                 1996                 1997                 1996
                                                      -------------        -------------        -------------        -------------
Net Sales                                             $ 228,067,042        $ 179,480,714        $ 132,259,995        $ 103,342,954
Cost of goods sold                                      122,368,139           97,783,152           70,880,082           56,263,198
                                                      -------------        -------------        -------------        -------------
  Gross profit                                          105,698,903           81,697,562           61,379,913           47,079,756

Selling, general  and administrative expenses            72,447,637           56,583,019           38,675,835           29,540,472
Net royalty (income)                                     (2,306,104)          (1,582,401)          (1,110,904)            (810,081)
                                                      -------------        -------------        -------------        -------------
  Operating profit                                       35,557,370           26,696,944           23,814,982           18,349,365

Interest income, net                                      1,483,162            1,213,554              674,175              509,124
Minority interest in consolidated subsidiary                591,217                   --              358,280                   --
                                                      -------------        -------------        -------------        -------------

Earnings before provision for income taxes               37,631,749           27,910,498           24,847,437           18,858,489

Provision for income taxes                               15,052,700           11,164,200            9,938,975            7,543,400
                                                      -------------        -------------        -------------        -------------

NET EARNINGS                                          $  22,579,049        $  16,746,298        $  14,908,462        $  11,315,089
                                                      =============        =============        =============        =============

Earnings per share of common stock                    $        0.54        $        0.39        $        0.36        $        0.26
                                                      =============        =============        =============        =============

Weighted average number of shares of common and
  common equivalent shares outstanding                   41,761,137           43,026,414           41,484,104           43,018,171
                                                      =============        =============        =============        =============

Cash dividends per common share                                none                 none                 none                 none
                                                      =============        =============        =============        =============








The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        Six Months Ended
                                                                                           August 31,
                                                                                --------------------------------
                                                                                    1997                1996
                                                                                ------------        ------------
  Cash flows from operating activities:
  Net earnings                                                                  $ 22,579,049        $ 16,746,298
                                                                                ------------        ------------
  Adjustments to reconcile net earnings to net cash provided by (used in)
     operating activities:
      Minority interest in loss of consolidated subsidiary                          (591,217)                 --
      Depreciation and amortization                                                4,656,523           3,124,545
      Provision for accounts receivable allowances and sales
            returns and discounts                                                    623,368             227,115
      Changes in operating assets and liabilities
         Accounts receivable                                                     (31,121,524)        (22,313,679)
         Inventories                                                             (26,275,030)        (12,828,665)
         Prepaid expenses and other current assets                                (1,756,796)            863,542
         Other assets                                                               (576,958)         (1,062,068)
         Accounts payable                                                         14,670,451           9,910,338
         Accrued expenses and other current liabilities                            5,663,902           4,567,106
         Income taxes payable                                                      5,184,497           3,790,582
                                                                                ------------        ------------
  Total adjustments                                                              (29,522,784)        (13,721,184)
                                                                                ============        ============

Net cash (used in) provided by operating activities                               (6,943,735)          3,025,114
                                                                                ------------        ------------

Cash flows from investing activities:
  Proceeds from minority shareholders of consolidated subsidiary                     680,000                  --
  Purchase of property, plant and equipment                                       (9,954,489)         (9,559,688)
  Purchase of short-term investments                                             (34,749,980)                 --
                                                                                ------------        ------------
Net Cash used in investing activities                                            (44,024,469)         (9,559,688)
                                                                                ------------        ------------


Cash flows from financing activities:
  Principal payments on long-term debt                                               (50,000)            (50,000)
  Purchase of treasury stock                                                     (17,872,188)                 --
  Proceeds from issuance of common stock                                             228,184             633,506
                                                                                ------------        ------------
Net cash (used in) provided by financing activities                              (17,694,004)            583,506
                                                                                ------------        ------------

Decrease in cash and cash equivalents                                            (68,662,208)         (5,951,068)

Cash and cash equivalents at beginning of period                                  71,887,201          61,047,522
                                                                                ------------        ------------

Cash and cash equivalents at end of period                                      $  3,224,993        $ 55,096,454
Short-term investments at end of period                                           34,749,980                  --
                                                                                ------------        ------------

Cash and short-term investments at end of period                                $ 37,974,973        $ 55,096,454
                                                                                ============        ============


Supplemental Information:

Cash payments for the periods ended:
Interest expense                                                                $      3,687        $      4,489
                                                                                ============        ============
Income taxes                                                                    $  9,868,236        $  7,374,513
                                                                                ============        ============

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1997
                                   (Unaudited)


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

NOTE 2 - The results of operations for the six and three month periods ended August 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - The Company utilized the last-in, first-out "Lifo" method for inventories as of August 31, 1997 and February 28, 1997 and for the six and three month periods ended August 31, 1997 and 1996. The "Lifo" inventory for the six and three month periods ended August 31, 1997 and 1996 are based upon end of year estimates. Inventories at August 31, 1997 and February 28, 1997 consist primarily of finished goods.

NOTE 4 - Short-term investments consist primarily of government and agency bonds, tax exempt municipal bonds and corporate bonds. The Company accounts for these investments using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS NO. 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market gains or losses will be reported in a separate component of stockholders' equity. Realized gains and losses on sales of investments will be determined on a specific identification basis. At August 31, 1997, all securities covered under SFAS No. 115 were designated as available for sale and are stated at market value which approximated cost.

                  Cash and short-term investments at August 31, 1997, are summarized as follows:

                                                                  Market/Cost
                                                                  -----------
                    Cash and cash equivalents                     $ 3,224,993
                    Short-term investments                         34,749,980
                                                                  -----------
                            Cash and short-term investments       $37,974,973
                                                                  ===========

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 AUGUST 31, 1997
                                   (Unaudited)

RESULTS OF OPERATIONS

For the Six Months Ended August 31, 1997:

         Consolidated net sales increased 27.1% to $228.1 million in the six months ended August 31, 1997 as compared to $179.5 million in the comparable prior year period. The increase is due primarily to increased sales of Nautica products. Wholesale sales increased primarily due to the expansion of Nautica's in-store shop program, including both new and expanded shops. The increase in retail outlet sales is attributable to the opening of new outlet stores and to an increase in comparable store sales. The increase in sales is primarily due to increased unit volume rather than price increases.

         Consolidated gross profit increased in the six months ended August 31, 1997 to 46.3% of net sales, as compared to 45.5% in the comparable prior year period. The net increase resulted primarily from a shift to the higher margin Nautica wholesale products and to an increase in retail outlet sales.

         Selling, general and administrative expenses as a percentage of net sales increased to 31.8% in the six months ended August 31, 1997 as compared to 31.5% in the comparable prior year period. The net increase is due primarily to higher marketing costs in the period.

         Net royalty income increased by $724,000 to $2,306,000 in the six months ended August 31, 1997 as compared to $1,582,000 in the comparable prior year period. The increase is a result of increased royalty revenue from new and existing licenses.

         Interest income increased by $270,000 to $1,483,000 in the six months ended August 31, 1997 as compared to $1,213,000 in the comparable prior year period. The increase is the result of higher average interest rates.

         The provision for income taxes remained constant at 40.0% of earnings before income taxes for the six month periods ended August 31, 1997 and 1996.

         Net earnings increased 34.8% to $22.6 million in the six months ended August 31, 1997 from $16.7 million in the comparable prior year period as a result of the factors discussed above.

For the Three Months Ended August 31, 1997:

         Consolidated net sales increased 28.0% to $132.3 million in the three months ended August 31, 1997 as compared to $103.3 million in the comparable prior year period. The increase is due primarily to increased sales of Nautica products. Wholesale sales increased primarily due to the expansion of Nautica's in-store shop program, including both new and expanded shops. The increase in retail outlet sales is attributable to the opening of new outlet stores and to an increase in comparable store sales. The increase in sales is primarily due to increased unit volume rather than price increases.

         Consolidated gross profit increased in the three months ended August 31, 1997 to 46.4% of net sales, as compared to 45.6% in the comparable prior year period. The net increase resulted primarily from a shift to the higher margin Nautica wholesale products and to an increase in retail outlet sales.

         Selling, general and administrative expenses as a percentage of net sales increased to 29.2% in the three months ended August 31, 1997 as compared to 28.6% in the comparable prior year period. The net increase is due primarily to higher marketing costs in the period.

         Net royalty income increased by $301,000 to $1,111,000 in the three months ended August 31, 1997 as compared to $810,000 in the comparable prior year period. The increase is a result of increased royalty revenue from new and existing licenses.

         Interest income increased by $165,000 to $674,000 in the three months ended August 31, 1997 as compared to $509,000 in the comparable prior year period. The increase is the result of higher average interest rates on slightly lower average cash balances.

         The provision for income taxes remained constant at 40.0% of earnings before income taxes for the three month periods ended August 31, 1997 and 1996.

         Net earnings increased 31.8% to $14.9 million in the three months ended August 31, 1997 from $11.3 million in the comparable prior year period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended August 31, 1997, the Company used cash related to operating activities of approximately $6.9 million. The cash used was principally attributable to increases in accounts receivable and inventory of $31.1 and $26.3 million, respectively, resulting from increased sales levels. The increases in accounts receivable and inventory were principally offset by cash generated from net earnings, increases in accounts payable, accrued expenses and income taxes payable. During the six months ended August 31, 1996, the Company generated cash from operating activities of approximately $3.0 million. Increases in accounts receivable and inventory of $22.1 and $12.8 million, respectively, resulting from increased sales levels, were financed by cash generated from net earnings, increases in accounts payable, accrued expenses and income taxes payable.

         During the six months ended August 31, 1997, the Company's principal investing activities related to the continued expansion of the in-store shop program. The Company expects to continue to incur capital expenditures to expand the in-store shop program. At August 31, 1997 there were no other material commitments for capital expenditures.

         During the six months ended August 31, 1997, the Company repurchased 800,000 shares of its common stock. The shares purchased completed the Board approved stock repurchase plan to repurchase 1,500,000 shares of the Company's common stock. The remaining shares were purchased at an aggregate cost of $17.9 million.

         The Company has $100.0 million in lines of credit with two commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by imported inventory and accounts receivable. At August 31, 1997 and February 28, 1997, respectively, letters of credit outstanding under the lines were $58.9 million and $43.9 million and there were no short-term borrowings outstanding.

         Historically, the Company has experienced its lowest level of sales in the first quarter and its highest level in the third quarter. This pattern has resulted primarily from the timing of shipments to retail customers for spring and fall seasons. In the future, the timing of seasonal shipments may vary by quarter.

INFLATION AND CURRENCY FLUCTUATIONS

         The Company believes that inflation and the effect of fluctuations of the dollar against foreign currencies have not had a material effect on the cost of imports or the Company's results of operations.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

         Certain statements included in this report, including the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those, projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report, as well as the Company's periodic reports on Forms 10-K and 10-Q and other filings with the Securities and Exchange Commission.

                                     PART II

                                OTHER INFORMATION

Items I through 9. - All items are inapplicable except:

Item 4.  Submission of Matters to a Vote of Security-Holders

(a) The Annual Meeting of Stockholders of Nautica Enterprises, Inc. was held on June 30, 1997.

(b) The directors named in the Proxy Statement constituting the entire Board of Directors were elected to one-year terms expiring in 1998, as follows:


                                             FOR                   WITHHELD
                                             ---                   --------
            Harvey Sanders                34,518,798               123,092
            David Chu                     34,518,798               123,092
            George Greenberg              34,518,876               123,014
            Robert B. Bank                34,518,876               123,014
            Israel Rosenzweig             34,518,876               123,014
            Charles Scherer               34,518,362               123,528
            Ronald G. Weiner              34,518,540               123,350



The Notice of Annual Meeting of Stockholders and Proxy Statement for Nautica Enterprises, Inc. dated May 30, 1997 was filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Act and is incorporated herein by reference.



Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits


Exhibit No.
-----------

3(a) Registrant's By-laws as currently in effect are incorporated herein by reference to Registrant's Registration statement on Form S-1 (Registration No. 33-21998).

3(b) Registrant's Certificate of Incorporation is incorporated by reference to the Registration Statement on Form S-3 (Registration No. 33-71926), as amended by Certificates of Amendment dated June 29,1995 and July 2, 1996, incorporated by reference to the Registrant Annual Report on Form 10-K for the year ended February 29, 1996 and the Quarterly Report on Form 10-Q for the quarter ended May 31, 1996, respectively.

10(iii)(a)  Registrant's Executive Incentive Stock Option Plan is incorporated by reference herein from the Registrant's Registration Statement on Form S-8 (Registration Number 33-1488), as amended by the Company's Registration Statement on Form S-8 (Registration Number 33-45823).

10(iii)(b)  Registrant's 1989 Employee Incentive Stock Option Plan is
            incorporated by reference herein from the Registrant's Registration Statement on Form S-8 (Registration Number 33-36040).

10(iii)(c)  Registrant's 1994 Incentive Compensation Plan is incorporated by reference herein from the Registrant's Annual Report on Form 10-K for the year ended February 29, 1996.

10(iii)(d)  Registrant's 1996 Stock Incentive Plan is incorporated by reference herein from the Registrant's Annual report on Form 10-K for the year ended February 28, 1997.

27          Financial Data Schedule.



(b)         Reports on Form 8-K.      None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    NAUTICA ENTERPRISES, INC.




                                             By: /s/ Harvey Sanders
                                                 ------------------
                                                     Harvey Sanders
                                                     Chairman of the Board
                                                      and President
Date: October 14, 1997



                                             By: /s/ Neal S. Nackman
                                                 -------------------
                                                     Neal S. Nackman
                                                     V.P. Finance and
                                                      Chief Accounting Officer
Date: October 14, 1997