Form 10-Q
period 1997-11-30
NAUTICA ENTERPRISES INC
filed 1998-01-13
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 1997 or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of Common Stock outstanding as of January 13, 1998 was 39,287,971.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                                NOVEMBER 30, 1997
                                   (Unaudited)


                                      INDEX

                                                                              Page No.
                                                                              --------
Part I - Financial Information:

         Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets
         As of November 30, 1997 and February 29,
         1997...................................................................   2

         Condensed Consolidated Statements of Earnings
         For the Nine and Three Month Periods Ended
         November 30, 1997 and
         1996...................................................................   3

         Condensed Consolidated Statements of Cash Flows
         For the Nine Month Periods Ended
         November 30, 1997 and
         1996...................................................................   4

         Notes to Condensed Consolidated Financial
         Statements.............................................................   5

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                  Operations....................................................   6

         Part II - Other
         Information............................................................   9

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (unaudited)

          ASSETS
                                                                             November 30,       February 29,
                                                                                 1997              1997
                                                                             ------------      ------------
Current assets:
  Cash and short-term investments                                            $ 64,057,526      $ 71,887,201
  Accounts receivable - net                                                    96,228,733        60,571,809
  Inventories                                                                  68,159,266        61,304,697
  Prepaid expenses and other current assets                                     7,347,665         4,306,521
  Deferred tax benefit                                                          5,774,938         5,774,938
                                                                             ------------      ------------
                              Total current assets                            241,568,128       203,845,166

Property, plant and equipment, net of
  accumulated depreciation and amortization                                    53,920,361        42,719,253

 Other assets                                                                   7,819,579         4,828,663
                                                                             ------------      ------------

                                                                             $303,308,068      $251,393,082
                                                                             ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                       $     50,000      $     50,000
  Accounts payable - trade                                                     22,876,508        20,562,099
  Accrued expenses and other current liabilities                               36,636,719        24,779,371
  Income taxes payable                                                         12,875,512         2,213,591
                                                                             ------------      ------------
                              Total current liabilities                        72,438,739        47,605,061

Long-term debt -net                                                               100,000           150,000

Minority interest                                                                 384,030           510,157

Stockholders' equity:
  Preferred stock - par value $.01, authorized,
    2,000,000 shares; no shares issued
  Common stock - par value $.10, authorized, 100,000,000 shares; issued
    42,358,041 shares at November 30, 1997 and 41,770,841 shares at
    February 28, 1997                                                           4,235,804         4,177,084
  Additional paid-in capital                                                   58,057,159        55,502,729
  Retained earnings                                                           203,273,208       160,756,735
                                                                             ------------      ------------
                                                                              265,566,171       220,436,548
  Less:
    Common stock in treasury - at cost;
    3,070,070 shares at November 30, 1997
      and 2,270,070 at February 28, 1997                                       35,180,872        17,308,684
                                                                             ------------      ------------
                              Total stockholders' equity                      230,385,299       203,127,864
                                                                             ------------      ------------

                                                                             $303,308,068      $251,393,082
                                                                             ============      ============

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                  (Unaudited)


                                                             Nine Months Ended                     Three Months Ended
                                                                November 30,                           November 30,
                                                     ---------------------------------       ---------------------------------
                                                          1997                1996                1997                1996
                                                     -------------       -------------       -------------       -------------
Net Sales                                            $ 373,780,791       $ 296,050,473       $ 145,713,749       $ 116,569,759
Cost of goods sold                                     198,003,835         159,645,282          75,635,696          61,862,130
                                                     -------------       -------------       -------------       -------------
  Gross profit                                         175,776,956         136,405,191          70,078,053          54,707,629

Selling, general  and administrative expenses          112,132,417          86,661,608          39,684,782          30,078,589
Net royalty (income)                                    (4,107,575)         (2,809,418)         (1,801,471)         (1,227,017)
                                                     -------------       -------------       -------------       -------------
  Operating profit                                      67,752,114          52,553,001          32,194,742          25,856,057

Interest income                                          2,377,548           1,964,226             894,387             750,672
Minority interest in loss of
  consolidated subsidiary                                  806,127                --               214,910                --
                                                     -------------       -------------       -------------       -------------

Earnings before provision for income taxes              70,935,789          54,517,227          33,304,039          26,606,729

Provision for income taxes                              28,344,316          21,806,891          13,291,616          10,642,691
                                                     -------------       -------------       -------------       -------------

NET EARNINGS                                         $  42,591,473       $  32,710,336       $  20,012,423       $  15,964,038
                                                     =============       =============       =============       =============

Earnings per share of common stock                   $        1.02       $        0.76       $        0.48       $        0.37
                                                     =============       =============       =============       =============

Weighted average number of shares of common and
  common equivalent shares outstanding                  41,925,684          43,253,975          41,785,920          43,252,574
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

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                     Nine Months Ended
                                                                                        November 30,
                                                                               -------------------------------
                                                                                   1997               1996
                                                                               ------------       ------------
  Cash flows from operating activities:
  Net earnings                                                                 $ 42,591,473       $ 32,710,336
                                                                               ------------       ------------
  Adjustments to reconcile net earnings to net cash provided by (used in)
     operating activities:
      Minority interest in loss of consolidated subsidiary                         (806,127)              --
      Depreciation and amortization                                               7,024,079          4,894,974
      Provision for accounts receivable allowances and sales
            returns and discounts                                                   759,397            354,496
      Changes in operating assets and liabilities
         Accounts receivable                                                    (35,704,785)       (28,918,758)
         Inventories                                                             (5,657,460)        (3,156,074)
         Prepaid expenses and other current assets                               (3,041,144)         1,384,300
         Other assets                                                              (684,081)        (1,340,588)
         Accounts payable                                                         1,119,239          5,099,975
         Accrued expenses and other current liabilities                          11,163,453          7,635,776
         Income taxes payable                                                    10,661,921          4,827,347
                                                                               ------------       ------------
  Total adjustments                                                             (15,165,508)        (9,218,552)
                                                                               ------------       ------------

Net cash provided by operating activities                                        27,425,965         23,491,784
                                                                               ------------       ------------

Cash flows from investing activities:
  Proceeds from minority shareholders of consolidated subsidiary                    680,000               --
  Acquisition, net of cash acquired                                              (2,948,178)              --
  Purchase of property, plant and equipment                                     (17,678,424)       (12,424,270)
  Purchase of short-term investments                                            (58,462,684)         4,800,000
                                                                               ------------       ------------
Net Cash used in investing activities                                           (78,409,286)        (7,624,270)
                                                                               ------------       ------------


Cash flows from financing activities:
  Principal payments on long-term debt                                              (50,000)           (50,000)
  Purchase of treasury stock                                                    (17,872,188)              --
  Proceeds from issuance of common stock                                          2,613,150            999,891
                                                                               ------------       ------------
Net cash (used in) provided by financing activities                             (15,309,038)           949,891
                                                                               ------------       ------------

(Decrease) increase in cash and cash equivalents                                (66,292,359)        16,817,405

Cash and cash equivalents at beginning of period                                 71,887,201         61,047,522
                                                                               ------------       ------------

Cash and cash equivalents at end of period                                     $  5,594,842       $ 77,864,927
Short-term investments at end of period                                          58,462,684               --
                                                                               ------------       ------------

Cash and short-term investments at end of period                               $ 64,057,526       $ 77,864,927
                                                                               ------------       ------------


Supplemental Information:

Cash payments for the periods ended:
Interest expense                                                               $     11,978       $     15,409
                                                                               ------------       ------------
Income taxes                                                                   $ 17,699,653       $ 16,975,046
                                                                               ------------       ------------

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997
                                   (Unaudited)


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

NOTE 2 - The results of operations for the nine and three-month periods ended November 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - The Company utilized the last-in, first-out "Lifo" method for inventories as of November 30, 1997 and February 28, 1997 and for the nine and three month periods ended November 30, 1997 and 1996. The "Lifo" inventory for the nine and three-month periods ended November 30, 1997 and 1996 are based upon end of year estimates. Inventories at November 30, 1997 and February 28, 1997 consist primarily of finished goods.

NOTE 4 - Short-term investments consist primarily of government and agency bonds, tax exempt municipal bonds and corporate bonds. The Company accounts for these investments using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS NO. 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market gains or losses will be reported in a separate component of stockholders' equity. Realized gains and losses on sales of investments will be determined on a specific identification basis. At November 30, 1997, all securities covered under SFAS No. 115 were designated as available for sale and are stated at market value which approximated cost.

         Cash and short-term investments at November 30, 1997, are summarized as follows:

                                              Market/Cost
                                              -----------
Cash and cash equivalents                    $ 5,594,842
Short-term investments                        58,462,684
                                             -----------

        Cash and short-term investments      $64,057,526
                                             ===========

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                NOVEMBER 30, 1997
                                   (Unaudited)

RESULTS OF OPERATIONS

For the Nine Months Ended November 30, 1997:

         Consolidated net sales increased 26% to $373.8 million in the nine months ended November 30, 1997 as compared to $296.1 million in the comparable prior year period. The increase is due primarily to increased sales of Nautica products. Wholesale sales increased due to the expansion of Nautica's in-store shop program, including both new and expanded shops as well as increases in existing shops. The increase in retail outlet sales is attributable to the opening of new outlet stores and to an increase in comparable store sales. The increase in sales is primarily due to increased unit volume rather than price increases.

         Consolidated gross profit increased in the nine months ended November 30, 1997 to 47.0% of net sales, as compared to 46.1% in the comparable prior year period. The net increase resulted primarily from a shift to the higher margin Nautica wholesale products and to an increase in retail outlet sales.

         Selling, general and administrative expenses as a percentage of net sales increased to 30.0% in the nine months ended November 30, 1997 as compared to 29.3% in the comparable prior year period. The net increase is due primarily to higher marketing and retail development costs in the period.

         Net royalty income increased by $1,299,000 to $4,108,000 in the nine months ended November 30, 1997 as compared to $2,809,000 in the comparable prior year period. The increase is a result of increased royalty revenue from new and existing licenses.

         Interest income increased by $414,000 to $2,378,000 in the nine months ended November 31, 1997 as compared to $1,964,000 in the comparable prior year period. The increase is the result of higher average rates of return on investments.

         The provision for income taxes remained constant at 40.0% of earnings before income taxes for the nine-month periods ended November 30, 1997 and 1996.

         Net earnings increased 30% to $42.6 million in the nine months ended November 30, 1997 from $32.7 million in the comparable prior year period as a result of the factors discussed above.

For the Three Months Ended November 30, 1997:

         Consolidated net sales increased 25% to $145.7 million in the three months ended November 30, 1997 as compared to $116.6 million in the comparable prior year period. The increase is due primarily to increased sales of Nautica products. Wholesale sales increased due to the expansion of Nautica's in-store shop program, including both new and expanded shops as well as increases in existing shops. The increase in retail outlet sales is attributable to the opening of new outlet stores and to an increase in comparable store sales. The increase in sales is primarily due to increased unit volume rather than price increases.

         Consolidated gross profit increased in the three months ended November 30, 1997 to 48.1% of net sales, as compared to 46.9% in the comparable prior year period. The net increase resulted primarily from a shift to the higher margin Nautica wholesale products and to an increase in retail outlet sales.

         Selling, general and administrative expenses as a percentage of net sales increased to 27.2% in the three months ended November 30, 1997 as compared to 25.8% in the comparable prior year period. The net increase is due primarily to higher marketing and retail development costs in the period.

         Net royalty income increased by $574,000 to $1,801,000 in the three months ended November 30, 1997 as compared to $1,227,000 in the comparable prior year period. The increase is a result of increased royalty revenue from new and existing licenses.

         Interest income increased by $143,000 to $894,000 in the three months ended November 30, 1997 as compared to $751,000 in the comparable prior year period. The increase is the result of higher average rates of return on investments on slightly lower average cash balances.

         The provision for income taxes remained constant at 40.0% of earnings before income taxes for the three-month periods ended November 30, 1997 and 1996.

         Net earnings increased 25% to $20.0 million in the three months ended November 30, 1997 from $16.0 million in the comparable prior year period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended November 30, 1997, the Company generated cash related to operating activities of approximately $27.4 million. Increases in accounts receivable and inventory of $35.7 and $5.7 million, respectively, resulting from increased sales levels, were financed by cash generated from net earnings, increases in accounts payable, accrued expenses and income taxes payable. During the nine months ended November 30, 1996, the Company generated cash from operating activities of approximately $23.5 million. Increases in accounts receivable and inventory of $28.9 and $3.2 million, respectively, resulting from increased sales levels, were financed by cash generated from net earnings, increases in accounts payable, accrued expenses and income taxes payable.

         During the nine months ended November 30, 1997, the Company's principal investing activities related to the continued expansion of the in-store shop program. The Company expects to continue to incur capital expenditures to expand the in-store shop program. At November 30, 1997 there were no other material commitments for capital expenditures.

         During the nine months ended November 30, 1997, the Company repurchased 800,000 shares of its common stock. The shares purchased completed the Board approved stock repurchase plan to repurchase 1,500,000 shares of the Company's common stock. The remaining shares were purchased at an aggregate cost of $17.9 million. In January 1998, the Board of Directors authorized the Company to repurchase up to an additional 1,000,000 shares.

         The Company has $100.0 million in lines of credit with two commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by imported inventory and accounts receivable. At November 30, 1997, letters of credit outstanding under the lines were $39.2 million and there were no short-term borrowings outstanding.

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


FORWARD-LOOKING AND CAUTIONARY STATEMENTS

         Certain statements included in this report, including the words "believes," "anticipates," "expects" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report, as well as the Company's periodic reports on Forms 10-K and 10-Q and other filings with the Securities and Exchange Commission.

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

3(b) Registrant's Certificate of Incorporation is incorporated herein by reference to the Registration Statement on Form S-3
                  (Registration No. 33-71926), as amended by Certificates of Amendment dated June 29,1995 and July 2, 1996, incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended February 29, 1996 and the Quarterly Report on Form 10-Q for the quarter ended May 31, 1996, respectively.

10 (iii) (a)      Registrant's Executive Incentive Stock Option Plan
                  is incorporated by reference herein from the Registrant's
                  Registration Statements on Form S-8 (Registration Number
                  33-1488), as amended by the Registrant's Registration
                  Statement on Form S-8 (Registration Number 33-45823).

10 (iii) (b)      Registrant's 1989 Employee Incentive Stock Option
                  Plan is incorporated by reference herein from the Registrant's
                  Registration Statement on Form S-8 (Registration Number
                  33-36040).

10 (iii) (c)      Registrant's 1994 Incentive Compensation Plan is
                  incorporated by reference herein from the Registrant's Annual
                  Report on Form 10-K for the year ended February 29, 1996.

10 (iii) (d)      Registrant's 1996 Stock Incentive Plan is
                  incorporated by reference herein from the Registrant's Annual report on Form 10-K for the year ended February 28, 1997.

27                Financial Data Schedule.



(b)      Reports on Form 8-K.                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 NAUTICA ENTERPRISES, INC.




                                       By:      /s/ Harvey Sanders
                                                --------------------------------
                                                    Harvey Sanders
                                                    Chairman of the Board
                                                    and President
Date:  January 13, 1998



                                       By:      /s/ Neal S. Nackman
                                                --------------------------------
                                                    Neal S. Nackman
                                                    V.P. Finance and
                                                    Chief Accounting Officer
Date:  January 13, 1998