Form 10-K405
period 1998-02-28
NAUTICA ENTERPRISES INC
filed 1998-05-28
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 1O-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                                                     OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended                                 Commission file number
    February 28, 1998                                              0-6708

                            NAUTICA ENTERPRISES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                              95-2431048
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

40 WEST 57TH STREET, NEW YORK, NEW YORK                             10019
(Address of Principal Executive Offices)                          (Zip Code)

       Registrant's Telephone Number, Including Area Code: (212) 541-5757
                         ------------------------------
           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class

                                  Common Stock
                            par value $.10 per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         On May 22, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, using the average bid and asked prices of the registrant's stock on such date, was $1,024,050,409. As of May 22, 1998, there were issued and outstanding 39,453,421 shares of the Company's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Identification of Document               Part into which Incorporated

Proxy Statement  for Annual Meeting
of Stockholders to be held July 1, 1998.     Part III -- Items 10, 11, 12 and 13

                                     PART I

ITEM 1. BUSINESS

                  Nautica Enterprises, Inc., a Delaware corporation (the "Company") designs, sources and markets men's apparel. Men's casual sportswear, outerwear, activewear, sleepwear and robes are sold under the Nautica brand. Golf sportswear is sold under the E. Magrath and Byron Nelson brands. These products feature innovative designs, classic styling, quality fabrics and functionality.

                  Nautica's in-store shop program is a significant component of the Company's wholesale business. Through this program, Nautica and a department store customer create a specific area within the store dedicated to the exclusive merchandising and sale of the Nautica collections. Each of these shops (referred to herein as a "Nautica Shop") is outfitted with signature Nautica fixtures and presents the Nautica collection in a visually attractive environment consistent with the Nautica image.

                  In addition to Nautica's wholesale business, the Company operates outlet stores which provide an additional sales channel for Nautica products and allows for the organized distribution of excess and out-of-season merchandise.

                  The Company strategically extends the Nautica product lines and broadens the international distribution of the Nautica apparel collection through license arrangements. The Nautica name is currently licensed for a range of products consistent with Nautica's design concepts and image. The Nautica name is also licensed globally to agents or companies for distribution of the Nautica collection in international regions.

                  The Company is a majority partner in a limited liability company to market and distribute Nautica apparel throughout Europe.

PRODUCTS

         Nautica

                  Nautica offers a collection of men's sportswear, outerwear, activewear, sleepwear and robes. The collection, sold under the Nautica brand, features innovative designs, classic styling, and quality fabrics. The Nautica name and trademarks are prominently displayed on Nautica products to promote brand awareness and maintain consumer loyalty. While Nautica products are targeted to the 25-54 year old age group, the Company believes that its products appeal to both younger and older consumers who identify with the Nautica lifestyle and image.

                  The Nautica collection is designed by Nautica's in-house staff and is offered in three principal groups: Anchor, Crew and Fashion. Each of the groups include sportswear, outerwear and activewear. Sportswear includes sweaters, cardigans, woven shirts, knit shirts, rugbys, pants and shorts. Outerwear includes parkas, anoraks, bomber jackets and inclement weather gear. Activewear includes fleece and french terry tops, french terry pants and shorts, tee shirts and swimwear. The Nautica collection is sold through the Company's wholly-owned subsidiary, Nautica International, Inc.

                  The Anchor group consists of basic all season items, including oxford shirts, cotton pique knit shirts, cotton twill pants, lightweight jackets and swimwear which are available to retail customers throughout the year. The Company maintains an inventory of Anchor products in order to continuously replenish the stock of its retail customers. Retail customers are able to reorder Anchor products through electronic data interchange (EDI).

                  The Crew and Fashion groups are usually presented in twelve deliveries during Nautica's four merchandising seasons. Crew is typically the first collection delivery of the Spring, Transitional, Fall and Holiday seasons. The Crew collections reinterpret Anchor basics by introducing seasonal colors and offering additional items and styles. Fashion deliveries consist of three to five small groups within each merchandising season. The Fashion collections are based on seasonal themes developed by Nautica's design and merchandising staffs and is distinguished by its distinctive use of color, novelty prints and innovative fabrics and unique design elements. The Anchor, Crew and Fashion groups are developed to be merchandised together as a cohesive Nautica collection.

                  Nautica robes and sleepwear target the same consumer base as the Nautica sportswear collection, but are typically sold and displayed in the men's furnishings department of leading department and specialty stores. This line features quality fabrics, classic styling and design concepts inspired by the Nautica collections.

                  The "Nautica Competition" performance apparel collection features innovative products engineered for both athletes and fitness-oriented consumers.

                  The Company also licenses the Nautica name and related trademarks for a range of products consistent with Nautica's design concepts and image. See "Licensing."

MARKETING

                  Nautica's in-store shop program anchors the marketing strategy of the wholesale business. Through this program, Nautica and a department store customer create a specific area within the store dedicated to the exclusive merchandising and sale of the Nautica collection. These Nautica Shops, strategically located in the men's collections departments of leading department stores, provide a distinctive selling environment and are designed to reflect the Nautica image and lifestyle.


                  Nautica plans to continue to expand Nautica Shops in department stores which currently sell the Nautica collection and to install Nautica Shops in additional retail locations. The continued development of the Nautica Shop program is dependent on general apparel industry conditions, continued participation by retail customers and continued demand by consumers for the Nautica collection.

                  In fiscal 1997, the Company expanded the Nautica Shop program to include shops featuring the Nautica Competition brand of performance apparel. The shops feature high tech materials accented with aluminum and glass and athletic inspired photographs.

                  In order to maximize the effectiveness of the Nautica Shop program, Nautica operates a merchandise coordinator program. Each of Nautica's merchandise coordinators services a group of retail customers within a common geographic region. They communicate with and visit each of their customers on a regular basis to ensure proper visual display of Nautica merchandise, analyze inventory requirements, and provide selling and merchandising support to the sales staff. Merchandise coordinators also train certain department store employees with regard to Nautica's product features, sales methods and shop management. They also provide sales information to the Company's retail analysts who monitor retail customer performance and develop plans to assist these retail customers with future purchases of Nautica products. Management believes that the performance of Nautica Shops is enhanced by the close interaction of its merchandise coordinators with its retail customers.

                  Nautica concentrates its marketing efforts on national and regional print advertising. The advertising captures the Nautica image in environments that reflect the Nautica lifestyle collection. The Nautica advertising campaign is featured throughout the year in national magazines including GQ, George, L'Uomo Vogue, Men's Health, Men's Journal, The New Yorker, The New York Times Magazine and Sports Illustrated; and, in regional magazines. In addition, Nautica participates with its retail customers in a cooperative advertising program. The print advertising is supplemented by a series of special events and sports sponsorships.

                  Products are marketed by a regional sales force and sales representatives through its showrooms in New York City and Dallas, Texas to leading department and specialty stores. In fiscal year 1998, Dillard Department Stores, Federated Department Stores and May Department Stores Company each accounted for approximately 17%, 21% and 24%, respectively, of the Company's total gross sales. No other customer of the Company accounted for 10% or more of the Company's sales during that period.

PRODUCT DESIGN AND SOURCING

                  The Company manages the development of its apparel from initial product concept through color and pattern design, fabric identification and testing and garment manufacturing. Products are designed by its in-house design staffs. The design teams work in conjunction with the sales and production teams to determine the apparel styles for a particular season based upon an evaluation of current style trends, prior year's sales and consultations with retail customers. In conjunction with agents located in foreign countries, Nautica arranges fabric sourcing and garment production to ensure that final products satisfy detailed specifications and quality standards.

                  The Company contracts for the manufacture of its products and does not own or operate any manufacturing facilities. The Company's contract manufacturers are located primarily in Asia. The Company's agent and sourcing office, based in Hong Kong and Taiwan, respectively, monitor production to ensure compliance with design specifications, quality standards and timely delivery of finished garments. They are assisted by Company employees based in New York who regularly visit with the manufacturers to monitor production. To date, the Company has not experienced difficulty in obtaining manufacturing services. Management believes that many alternate manufacturing sources exist. However, the inability of current sources to satisfy the Company's manufacturing requirements, the loss of certain manufacturers, the loss of an agent of the Company or a delay in locating manufacturing capacity following termination of a manufacturing relationship, could have a material adverse effect on the Company's business and operating results. While the Company has long standing relationships with many of its manufacturers and believes its relations to be good, it does not have long-term commitments with manufacturers.

                  The Company sources for many of its manufacturers a broad range of natural and synthetic fabrics primarily from foreign textile mills and converters. The Company separately negotiates with fabric suppliers for the sale of required fabric which is then purchased by its manufacturers in accordance with the Company's specifications. To date, the Company has not experienced difficulty in sourcing fabrics for its manufacturers. Management believes that many alternate sources of supplies exist. However, the inability of current sources to satisfy the Company's fabric requirements, the loss of certain fabric vendors, or a delay in manufacturers obtaining fabric from certain vendors, could have a material adverse effect on the Company's business and operating results. The Company does not have any long-term commitments with fabric suppliers.

                  The Company contracts to purchase its goods in United States dollars and has not experienced material difficulties as a result of foreign political, economic or social instability. However, the Company's business remains subject to the usual risks associated with foreign suppliers.

LICENSING

                  The Company strategically extends the Nautica product line and broadens the international distribution of the Nautica apparel collection through license arrangements. These license arrangements allow the Company to enter new businesses and countries with minimal capital commitments and to benefit from the experience of the licensee with the licensed product or the local market. The Nautica name and related trademarks are licensed through the Company's wholly-owned subsidiary, Nautica Apparel, Inc. ("Nautica Licensing").

                  Nautica Licensing currently licenses products for wholesale distribution in the following product categories: fragrances for men and women, neckwear, tailored clothing, rainwear, women's, boys', girls' and infants' apparel, footwear, luggage, watches, caps, men's hosiery, eyewear, belts and small leather goods, umbrellas, a home furnishings collection, a denim collection and a Lincoln-Mercury Villager minivan.

                  Internationally, Nautica apparel is licensed for sale in, among other areas and countries, Australia, Brazil, Canada, the Caribbean, Chile, Colombia, Greece, Hong Kong, Indonesia, Japan, Korea, Malaysia, Mexico, New Zealand, Panama, Peru, Philippines, Singapore, Taiwan, Thailand and Venezuela. In addition to wholesale distribution of Nautica apparel, international licensees operate Nautica retail stores in certain of these markets.

                  As a provision of the agreement by which the Company acquired the Nautica brand in 1984, David Chu, Executive Vice President of the Company and President of Nautica Licensing, is entitled to receive 50% of the net royalty income from licensing the Nautica name and trademarks. The Company receives the remaining 50% of such net royalty income. In addition, Mr. Chu is entitled to receive up to 1.5% of the net sales of certain new products.

RETAIL

                  The Company operates 58 outlet stores generally located in outlet centers throughout the United States. The Company's retail operations are conducted through its wholly-owned subsidiary, Nautica Retail USA, Inc. These outlet stores have enabled the Company to increase sales in certain geographic markets where Nautica products were not previously available and reach consumers who favor value-oriented retailers. They also provide opportunities for Nautica to sell excess and out-of-season merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices. Nautica outlet stores are geographically positioned to minimize potential conflict with the Company's retail customers.

SEASONALITY

                  Historically, the Company has experienced its highest level of sales in the third quarter and its lowest level in the first quarter. This pattern has resulted primarily from the timing of shipments to retail customers for Spring and Fall seasons. In the future, the timing of seasonal shipments may vary by quarter.

TRADEMARKS

                  Nautica and its related trademarks (the "Nautica Marks") are registered trademarks of Nautica Licensing in the United States for apparel and certain other products, including all licensed products. Application to register the Nautica Marks in other product categories have been filed by the Company in the United States. In addition, the Company has registered or is in the process of registering the Nautica Marks in over 70 countries throughout the world for apparel and in other complementary product categories.

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

EMPLOYEES

                  At February 28, 1998, the Company had approximately 1,700 employees. Approximately 240 of such employees are parties to a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES


                  The Company operates four warehouse and distribution facilities in Rockland, Maine and one in Irving, Texas. A 350,000 square foot facility, owned by the Company, is used for receiving, shipping and warehousing Nautica apparel. A 100,000 square foot facility, also owned by the Company, is used primarily for receiving, shipping and warehousing Nautica Retail merchandise. Two leased facilities of approximately 60,000 square feet each and one leased facility of approximately 25,000 square feet are used for warehousing a range of the Company's products.

                  The Company has administrative and sales offices at 40 West 57th Street, New York, New York, where it occupies under lease approximately 48,000 square feet. It also leases a design studio of approximately 44,000 square feet located at 11 East 19th Street, New York, New York. The Company or its affiliates also leases sales offices in Dallas, Texas and London, England, one full price retail store and 58 Nautica outlet stores located throughout the United States. The outlet stores range in size from approximately 2,400 to 9,300 square feet, and average approximately 3,800 square feet. All of the Company's facilities are deemed by it to be adequate for the purposes utilized.

ITEM 3. LEGAL PROCEEDINGS

                  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                  No matters were submitted to a vote of security-holders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is publicly quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the trading symbol "NAUT".

         The following table sets forth for the periods indicated the high and low reported sales prices per share for the common stock as quoted by the NASDAQ National Market System.

                                                              HIGH         LOW
FISCAL 1997
     First Quarter Ended May 31, 1996                        $25.75       $19.88
     Second Quarter Ended August 31, 1996                     30.00        21.00
     Third Quarter Ended November 30, 1996                    37.00        25.00
     Fourth Quarter Ended February 28, 1997                   35.75        22.25

FISCAL 1998
     First Quarter Ended May 31, 1997                         28.13        18.63
     Second Quarter Ended August 31, 1997                     28.50        19.50
     Third Quarter Ended November 30, 1997                    30.00        23.75
     Fourth Quarter Ended February 28, 1998                   30.38        20.00

FISCAL 1999
     First Quarter (through May 22, 1998)                     32.50        24.19

                  As of May 15, 1998, there were approximately 403 holders of record of the Company's common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                                     Year ended
                                                       ----------------------------------------------------------------------
                                                       FEBRUARY 28,  February 28,   February 29,   February 28,   February 28,
Amounts in thousands, except per share data               1998           1997           1996           1995           1994
-------------------------------------------------      ---------     -----------    -----------    -----------    -----------
Selected consolidated statements of earnings data
   Net sales                                            $484,832       $386,560       $302,541       $247,630       $192,939
                                                        ========       ========       ========       ========       ========

Net earnings                                            $ 56,418       $ 44,040       $ 31,986       $ 23,971       $ 16,804
                                                        ========       ========       ========       ========       ========

Net earnings per share of common stock
    Basic                                               $   1.44       $   1.10       $    .81       $    .61       $    .50
                                                        ========       ========       ========       ========       ========
    Diluted                                             $   1.35       $   1.02       $    .76       $    .58       $    .46
                                                        ========       ========       ========       ========       ========

Cash dividends per share of common stock                    NONE           None           None           None           None

Selected consolidated balance sheets data
   Total assets                                         $310,451       $251,393       $209,340       $168,355       $137,040
   Long-term debt, excluding current portion                 100            150            200            250            300
   Working capital                                       187,355        156,239        133,912        114,488         95,674
   Stockholders' equity                                  251,169        203,127        173,138        139,300        114,144


All share data has been adjusted to reflect stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal year ended February 28, 1998 compared to February 28, 1997:

         Net sales increased 25.4% to $484.8 million in the fiscal year ended February 28, 1998 from $386.6 million in the prior fiscal year. This increase is primarily a result of increased sales of Nautica products. Wholesale sales increased due to the expansion of Nautica's in-store shop program, including both new and expanded shops as well as increases in existing shops. Nautica retail sales increased as a result of opening additional outlet stores during the current year, the full year effect of stores opened in the prior year and an increase in comparable store sales. The increase in sales is due primarily to increased unit volume rather than price increases

         Gross profit for the year was 47.9% compared to 46.8% of net sales in the prior year. The increase resulted primarily from a shift to higher margin wholesale products and to an increase in retail outlet store sales.

         Selling, general and administrative expenses as a percentage of net sales increased to 30.7% from 29.9% in the prior year. The increase is due primarily to higher general marketing and retail development costs.

         Net royalty income increased $1,935,000 to $5,738,000 from $3,803,000 in the prior year. The increased royalty revenue was generated from both new and existing licensees.

         Investment income increased $786,000 to $3,781,000 from $2,995,000 in the prior year. The increase is primarily the result of higher rates of return on investments.

         The provision for income taxes of 39.6% was comparable to 39.4% in the prior year.

         Net earnings increased 28.1% to $56.4 million from $44.0 million in the prior year as a result of the factors discussed above.

Fiscal year ended February 28, 1997 compared to February 29, 1996:

         Net sales increased 27.8% to $386.6 million from $302.5 million in the prior year. This increase is the result of increased sales of Nautica products. Wholesale sales increased due to the expansion of Nautica's in-store shop program, sales to new retail customers and from sales to additional locations of existing customers. Retail sales increased as a result of opening additional outlet stores during the current year, the full year effect of stores opened in the prior year and an increase in comparable store sales. The increase in sales is due primarily to increased unit volume rather than price increases.

         Gross profit during the year was 46.8% compared to 45.3% of net sales in the prior year. The increase resulted primarily from a shift to higher margin wholesale products and to growth in retail outlet operations.

         Selling, general and administrative expenses as a percentage of net sales increased to 29.9% from 29.4% in the prior year. The increase resulted primarily from the transition into expanded warehouse and distribution facilities and higher general marketing and retail development costs.

         Net royalty income increased $1,555,000 to $3,803,000 from $2,248,000 in the prior year. The increase is a result of increased royalty revenue from new and existing licensees.

         Investment income increased $474,000 to $2,995,000 from $2,251,000 in the prior year. The increase is primarily the result of higher cash and cash equivalent balances.

         The provision for income taxes of 39.4% was comparable to 39.6% in the prior year.

         Net earnings increased 37.7% to $44.0 million from $32.0 million in the prior year as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         During the years ended February 28, 1998 and February 28, 1997, the Company generated cash from operating activities of $55.3 million and $39.5 million, respectively. Such cash was principally from net earnings and increases in accrued expenses and income taxes payable offset by inventory increases in 1998 and 1997 of $4.2 and $7.1 million, respectively, and increases in accounts receivable of $23.0 and $16.3 million, respectively. The increases in inventory and accounts receivable in 1998 and 1997 are primarily attributable to the increased sales volume.

         During the year ended February 28, 1998, the Company's principal investing activities related to the continued expansion of the in-store shop program and the purchase of short-term investments. The Company expects to continue to incur capital expenditures to expand the in-store shop program. At February 28, 1998, there were no other material commitments for capital expenditures. During the year ended February 28, 1997, the Company's principal investing activities related to the expansion of the Company's warehouse and distribution facilities and the continued expansion of the in-store shop program.

         During the year ended February 28, 1998, the Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to 1,000,000 shares of its common stock from time to time in open market brokerage transactions. During such year, no repurchases were made under this plan. During the year ended February 28, 1997, the Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to 1,500,000 shares of its common stock. Repurchases of 800,000 shares at a cost of $17.9 million and 700,000 shares at a cost of $16.8 million were made during the years ended February 28, 1998 and 1997, respectively.

         The Company has $100.0 million in lines of credit with two commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by imported inventory and accounts receivable. At February 28, 1998 letters of credit outstanding under the lines were $42.3 million and there were no short-term borrowings outstanding.

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

CURRENCY FLUCTUATIONS AND INFLATION

         The Company contracts production with manufacturers located primarily in Asia. These contracts are denominated in United States dollars. The Company believes that, to date, the effect of fluctuations of the dollar against foreign currencies has not had a material effect on the cost of production or the Company's results of operations. There can be no assurance that costs for the Company's products will not be affected by future fluctuations in the exchange rate between the United States dollar and the local currencies of these manufacturers. Due to the number of currencies involved, the Company cannot quantify the potential effect of such future fluctuations on future income. The Company does not engage in hedging activities with respect to such exchange rate risk.

         The Company believes that inflation has not had a material effect on the cost of imports or the Company's results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

         During 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and will be limited to the form and content of its disclosures. These statements are effective for fiscal years beginning after December 15, 1997.

YEAR 2000

The Company recognizes the need to ensure that its systems, applications and hardware will recognize and process transactions for the year 2000 and beyond. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues with respect to its internal systems and does not believe that the cost of such actions will have a material adverse effect on its results of operations or financial condition. The Company also has initiated discussions with its significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remediate year 2000 issues when their systems interface with the Company's systems or may otherwise impact operations. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000 issues. The Company and it's significant suppliers, customers, and financial institutions' inability to implement such systems and changes could have an adverse effect on future results of operations.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

         Certain statements included in this Annual Report, including the words "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the company in this report, as well as the Company's periodic reports on Forms 10-K and 10-Q and other filings with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements required by Part II, Item 8 are included in Part IV, Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 1, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 1, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 1, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 1, 1998 and by reference to Footnotes F, G, and I of the Consolidated Financial Statements included in this report and referred to at Part IV, Item 14.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K

(a) 1.  Financial Statements

        The following Consolidated Financial Statements of Nautica Enterprises,
           Inc. and Subsidiaries required by Part II, Item 8, are included in
           Part IV of this report:

                                                                                                                 Page
                                                                                                                 ----

        Report of Independent Certified Public Accountants                                                        F-1

        Consolidated Balance Sheets at February 28, 1998 and 1997                                                 F-2

        Consolidated Statements of Earnings for each of the three years in the
            period ended February 28, 1998                                                                        F-4

        Consolidated Statement of Stockholders' Equity for each of the three years
            in the period ended February 28, 1998                                                                 F-5

        Consolidated Statements of Cash Flows for each of the three years in the
            period ended February 28, 1998                                                                        F-6

        Notes to Consolidated Financial Statements                                                           F-7 - 21


(a) 2.  Financial Statement Schedule

        Included in Part IV of this report:

        Schedule for each of the three years in the period ended February 28, 1998:

        II - Valuation and Qualifying Accounts                                                                   F-22

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

         10(iii)(c) Registrant's 1994 Incentive Compensation Plan is
                    incorporated herein from the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1997.

         10(iii)(d) Registrant's Deferred Compensation Plan.

         10(iii)(e) Option Agreement and Royalty Agreement, each dated July 1,
                    1987, by and among the Registrant and David Chu are incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 33-21998), and Letter Agreement dated May 1, 1998 between Mr. Chu and the Registrant.

         21         Subsidiaries of Registrant

         23.1       Consent of Independent Certified Public Accountants

         27         Financial Data Schedule

(b) Reports on Form 8-K.
                    None

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
    NAUTICA ENTERPRISES, INC.


We have audited the accompanying consolidated balance sheets of Nautica Enterprises, Inc. and Subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nautica Enterprises, Inc. and Subsidiaries as of February 28, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles.

We have also audited the schedule listed in the accompanying index at Item 14(a)2. for each of the three years in the period ended February 28, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




GRANT THORNTON LLP


New York, New York
April 17, 1998

                   Nautica Enterprises, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)






                                                           FEBRUARY 28,   February 28,
                                    ASSETS                    1998           1997
                                                            --------       --------
CURRENT ASSETS
    Cash and cash equivalents                               $ 34,616       $ 71,887
    Short-term investments                                    52,680             --
    Accounts receivable - net of allowances of $5,736
       in 1998 and $2,759 in 1997                             81,135         60,572
    Inventories                                               66,726         61,305
    Prepaid expenses and other current assets                  4,882          4,306
    Deferred tax benefit                                       6,093          5,775
                                                            --------       --------

         Total current assets                                246,132        203,845








PROPERTY, PLANT AND EQUIPMENT - AT COST,
    less accumulated depreciation and amortization            56,273         42,719








OTHER ASSETS                                                   8,046          4,829
                                                            --------       --------

                                                            $310,451       $251,393
                                                            ========       ========






The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                    (amounts in thousands, except share data)




                                                               FEBRUARY 28,    February 28,
                LIABILITIES AND STOCKHOLDERS' EQUITY               1998           1997
                                                                 --------       --------
CURRENT LIABILITIES
    Current maturities of long-term debt                         $     50       $     50
    Accounts payable - trade                                       18,743         20,562
    Accrued expenses and other current liabilities                 34,158         24,780
    Income taxes payable                                            5,826          2,214
                                                                 --------       --------

         Total current liabilities                                 58,777         47,606


LONG-TERM DEBT - NET                                                  100            150


COMMITMENTS AND CONTINGENCIES


MINORITY INTEREST                                                     405            510


STOCKHOLDERS' EQUITY
    Preferred stock - par value $.01, authorized 2,000,000
       shares, no shares issued                                        --             --
    Common stock - par value $.10, authorized 100,000,000
       shares; issued, 42,443,000 shares in 1998 and
       41,771,000 shares in 1997                                    4,244          4,177
    Additional paid-in capital                                     64,932         55,502
    Retained earnings                                             217,174        160,756
                                                                 --------       --------

                                                                  286,350        220,435
    Less
       Common stock in treasury at cost; 3,070,000 shares
          in 1998 and 2,270,000 shares in 1997                     35,181         17,308
                                                                 --------       --------

                                                                  251,169        203,127
                                                                 --------       --------

                                                                 $310,451       $251,393
                                                                 ========       ========





The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (amounts in thousands, except share data)




                                                                 YEAR ENDED         Year ended          Year ended
                                                                FEBRUARY 28,       February 28,        February 29,
                                                                   1998                1997                1996
                                                               ------------        ------------        ------------

Net sales                                                      $    484,832        $    386,560        $    302,541
Cost of goods sold                                                  252,698             205,552             165,462
                                                               ------------        ------------        ------------

Gross profit                                                        232,134             181,008             137,079

Selling, general and administrative expenses                        149,044             115,476              88,914
Net royalty income                                                   (5,738)             (3,803)             (2,248)
                                                               ------------        ------------        ------------

Operating profit                                                     88,828              69,335              50,413

Other income
    Investment income, net                                            3,781               2,995               2,521
    Minority interest in loss of consolidated subsidiary                785                 310
                                                               ------------        ------------        ------------

Earnings before provision for income taxes                           93,394              72,640              52,934

Provision for income taxes                                           36,976              28,600              20,948
                                                               ------------        ------------        ------------

NET EARNINGS                                                   $     56,418        $     44,040        $     31,986
                                                               ============        ============        ============


Net earnings per share of common stock
    Basic                                                      $       1.44        $       1.10        $        .81
                                                               ============        ============        ============
    Diluted                                                    $       1.35        $       1.02        $        .76
                                                               ============        ============        ============


Weighted average number of common shares outstanding
    Basic                                                        39,081,000          39,960,000          39,566,000
                                                               ============        ============        ============
    Diluted                                                      41,729,000          42,969,000          42,282,000
                                                               ============        ============        ============









The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

     Years ended February 28, 1998, February 28, 1997 and February 29, 1996
                    (amounts in thousands, except share data)



                                                            Common stock        Additional                      Treasury stock
                                                       ---------------------      paid-in       Retained     ---------------------
                                                         Shares       Amount      capital       earnings      Shares        Amount
                                                       ----------    -------      --------      --------     ---------     -------
Balance at February 28, 1995                           20,416,000    $ 2,042      $ 53,079      $ 84,730       785,000     $   550

Net earnings                                                                                      31,986
Common stock issued on exercise of stock options          261,000         26           887                     785,000
Stock split                                            20,678,000      2,067        (2,068)
Income tax benefit from stock options                                                  939
                                                       ----------    -------      --------      --------     ---------     -------

Balance at February 29, 1996                           41,355,000      4,135        52,837       116,716     1,570,000         550

Net earnings                                                                                      44,040
Common stock issued on exercise of stock options          416,000         42         1,004
Income tax benefit from stock options                                                1,661
Purchase of treasury stock                                                                                     700,000      16,758
                                                       ----------    -------      --------      --------     ---------     -------

Balance at February 28, 1997                           41,771,000      4,177        55,502       160,756     2,270,000      17,308

Net earnings                                                                                      56,418
Common stock issued on exercise of stock options          664,000         66         2,686
Income tax benefit from stock options                                                6,348
Purchase of treasury stock                                                                                     800,000      17,873
Net unrealized investment gains (net of deferred
   taxes)                                                                              202
Other common stock issued                                   8,000          1           194
                                                       ----------    -------      --------      --------     ---------     -------

BALANCE AT FEBRUARY 28, 1998                           42,443,000    $ 4,244      $ 64,932      $217,174     3,070,000     $35,181
                                                       ==========    =======      ========      ========     =========     =======


The accompanying notes are an integral part of this statement.

                   Nautica Enterprises, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)


                                                                  YEAR ENDED     Year ended       Year ended
                                                                 FEBRUARY 28,    February 28,    February 29,
                                                                     1998            1997            1996
                                                                   --------        --------        --------
Cash flows from operating activities
   Net earnings                                                    $ 56,418        $ 44,040        $ 31,986
   Adjustments to reconcile net earnings to net cash
     provided by operating activities, net of assets
     and liabilities acquired
       Minority interest in net loss of consolidated
         subsidiary                                                    (785)           (310)
       Deferred income taxes - net                                     (453)         (2,138)         (1,124)
       Depreciation and amortization                                 10,461           6,272           4,345
       Provision for accounts receivable allowances
         and sales returns and discounts                              3,183           1,386           1,292
       Changes in operating assets and liabilities
         Accounts receivable                                        (23,035)        (16,254)         (9,633)
         Inventories                                                 (4,224)         (7,069)         (5,359)
         Prepaid expenses and other current assets                     (575)            984              99
         Other assets                                                (1,120)           (723)           (176)
         Accounts payable - trade                                    (3,054)          5,122           2,906
         Accrued expenses and other current liabilities               8,780           5,639           3,509
         Income taxes payable                                         9,960           2,504           1,720
                                                                   --------        --------        --------
         Net cash provided by operating activities                   55,556          39,453          29,565
                                                                   --------        --------        --------
Cash flows from investing activities
   Purchase of property, plant and equipment                        (22,852)        (17,654)        (15,907)
   Acquisition, net of cash acquired                                 (2,837)
   Purchase of short-term investments                               (52,343)
   Payments to register trademark                                      (304)           (717)           (127)
   Long-term investments                                                              5,000          (2,500)
                                                                   --------        --------        --------
         Net cash used in investing activities                      (78,336)        (13,371)        (18,534)
                                                                   --------        --------        --------
Cash flows from financing activities
    Proceeds from minority shareholders of
      consolidated subsidiary                                           680             520
    Principal payments on long-term debt                                (50)            (50)            (50)
    Proceeds from issuance of common stock, net                       2,752           1,046             913
    Purchase of treasury stock                                      (17,873)        (16,758)
                                                                   --------        --------        --------
         Net cash (used in) provided by financing activities        (14,491)        (15,242)            863
                                                                   --------        --------        --------
         (DECREASE) INCREASE IN CASH AND
             CASH EQUIVALENTS                                       (37,271)         10,840          11,894
Cash and cash equivalents at beginning of year                       71,887          61,047          49,153
                                                                   --------        --------        --------
Cash and cash equivalents at end of year                           $ 34,616        $ 71,887        $ 61,047
                                                                   ========        ========        ========
Supplemental disclosures of cash flow information:
    Cash paid during the year for
      Interest                                                     $     34        $     69        $     46
      Income taxes                                                   27,470          28,526          21,301


The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           February 28, 1998, February 28, 1997 and February 29, 1996
                    (amounts in thousands, except share data)



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

     3.  Short-term Investments

         Short-term investments consist primarily of government and agency bonds, tax-exempt municipal bonds and corporate bonds. The Company accounts for the marketable securities using Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market gains and losses are reported in stockholders' equity. Realized gains and losses on sales of investments are determined on a specific identification basis, and are included in the consolidated statements of earnings.

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1998, February 28, 1997 and February 29, 1996
                    (amounts in thousands, except share data)



NOTE A (CONTINUED)

    4.   Revenue Recognition

         Revenue within wholesale operations is recognized at the time merchandise is shipped to customers. Retail store revenues are recognized at the time of sale.

    5.   Inventories

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for certain wholesale inventories and by the first-in, first-out ("FIFO") method for retail inventories.

         Inventories valued using the LIFO method consisting primarily of finished goods comprised 71% and 85% of consolidated inventories before LIFO adjustment at February 28, 1998 and 1997, respectively. Had the Company utilized the FIFO method of accounting for inventory, inventories would have been higher by $2,757 and $2,419 at February 28, 1998 and 1997, respectively.

    6.   Property, Plant and Equipment

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

     7.  Other Assets

         Included in other assets is an excess of cost over net assets acquired of approximately $5,234 and $2,272 at February 28, 1998 and 1997, respectively. These assets are being amortized on a straight-line basis over twenty- and forty-year periods. Accumulated amortization at February 28, 1998 and 1997 was $635 and $494, respectively.

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1998, February 28, 1997 and February 29, 1996
                    (amounts in thousands, except share data)



NOTE A (CONTINUED)

     8.  Income Taxes

         The Company and its wholly-owned subsidiaries file a consolidated Federal income tax return. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax law.

     9.  Earnings Per Share

         As of February 28, 1998, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." Basic net earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period (giving retroactive effect to the stock splits as described in Note F). Diluted net earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of options which are convertible into common shares. SFAS No. 128 requires restatement of all prior period earnings per share data presented. The Company's financial statements reflect this adoption. Dilutive stock options included in the calculation of diluted weighted average shares were 2,648,000, 3,009,000 and 2,716,000 in 1998, 1997 and 1996,
         respectively. The effect of stock options which were excluded from the calculation of diluted weighted average shares was not material to the financial statements.

    10.  Valuation of Long-Lived Assets

         The Company continually reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no provision is necessary for the impairment of long-lived assets at February 28, 1998.

    11.  Advertising

         All costs associated with advertising products are expensed when the advertising takes place. Costs associated with cooperative advertising programs, under which the Company generally shares the cost of a customer's advertising expenditures, are expensed when the related revenues are recognized. Advertising expenses were $20.2 million in 1998, $15.1 million in 1997 and $12.1 million in 1996.

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1998, February 28, 1997 and February 29, 1996
                    (amounts in thousands, except share data)



NOTE A (CONTINUED)

    12.  Reclassifications

         Certain amounts in prior years have been reclassified to conform with classifications used in 1998.


NOTE B - SHORT-TERM INVESTMENTS

         Short-term investments consist of securities available for sale at February 28, 1998 and are summarized as follows:

                                                                             Gross              Gross
                                                                          unrealized         unrealized
                                                                          investment         investment           Market
                                                           Cost              gains             losses              value
                                                         -------             ----               ----              -------
         Government and agency bonds                    $  4,399            $  34              $  (5)            $  4,428
         Tax-exempt municipal bonds                       26,955              194                 (2)              27,147
         Corporate bonds                                  18,267              123                 (7)              18,383
                                                         -------             ----               ----              -------

         Total debt securities                            49,621              351                (14)              49,958

         Other                                             2,722                                                    2,722
                                                         -------             ----               ----              -------

                                                         $52,343             $351               $(14)             $52,680
                                                         =======             ====               ====              =======

         Net unrealized investment gains of $337 (less deferred tax of $135) were credited to stockholders' equity.

         The amortized cost and estimated fair value of investments in debt securities at February 28, 1998, by contractual maturity, were as follows:

                                                        Cost      Market Value
                                                        ----      ------------
         Due within one year                          $ 6,748       $ 6,752
         Due after one year through five years         27,181        27,387
         Due after five years through ten years        12,058        12,172
         Due after ten years                            3,634         3,647
                                                      -------       -------

         Total investments in debt securities         $49,621       $49,958
                                                      =======       =======

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1998, February 28, 1997 and February 29, 1996
                    (amounts in thousands, except share data)



NOTE B (CONTINUED)

     Included in investment income are sales of investments, which resulted in gross realized gains of $232 and gross realized losses of $3 in 1998.


NOTE C - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows:

                                                           1998            1997
                                                         -------         -------

Land                                                     $   515         $   515
Building and improvements                                 12,085          12,057
Machinery, equipment and fixtures                         53,795          38,940
Leasehold improvements                                     8,573           5,716
Construction in progress                                   3,896           1,482
                                                         -------         -------

                                                          78,864          58,710
Accumulated depreciation and amortization                 22,591          15,991
                                                         -------         -------

                                                         $56,273         $42,719
                                                         =======         =======



NOTE D - SHORT-TERM BORROWINGS

     As of February 28, 1998 and 1997, the Company had $100,000 in lines of credit, with two commercial banks, available for short-term borrowings and letters of credit collateralized by imported inventory and accounts receivable. At February 28, 1998, letters of credit outstanding under the lines were $42,318 and there were no short-term borrowings outstanding.

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1998, February 28, 1997 and February 29, 1996
                    (amounts in thousands, except share data)



NOTE E - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                                           1998            1997
                                                         -------         -------

Payroll and other employee compensation                  $ 8,964         $ 7,807
Royalties                                                  1,748             994
Advertising and promotion                                 15,866          10,819
Accrued rent                                               1,428           1,084
Other                                                      6,152           4,076
                                                         -------         -------

                                                         $34,158         $24,780
                                                         =======         =======


NOTE F - STOCKHOLDERS' EQUITY

     On January 8, 1998, the Board of Directors adopted a stock purchase plan pursuant to which the officers of the Company have been authorized to purchase up to 1,000,000 shares on the open market. At February 28, 1998, no repurchases were made under this plan. Under a previously adopted plan, the Company repurchased 1,500,000 shares during 1998 and 1997.

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

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1998, February 28, 1997 and February 29, 1996
                    (amounts in thousands, except share data)



NOTE G - COMMITMENTS AND CONTINGENCIES

     1.  Leases

         The Company leases real property and equipment, under operating leases expiring at various dates through 2009. Rent expense amounted to approximately $7,440 in 1998, $5,604 in 1997 and $4,654 in 1996. At
         February 28, 1998, minimum rental commitments under noncancellable leases are as follows:

                          1999                                   $ 6,322
                          2000                                     6,319
                          2001                                     6,125
                          2002                                     5,414
                          2003                                     5,077
                          Thereafter                              28,254
                                                                 -------

                          Total minimum payments required        $57,511
                                                                 =======

     2.  Stock Purchase Agreement and Life Insurance Proceeds

         The Company is a party to an agreement with the President and the Executive Vice President of the Company, which provides, upon the death of either of the aforementioned stockholders, and at the request of their respective estates, that the Company will purchase a part of the common shares of the deceased stockholder. The Company has obtained policies of life insurance on the lives of the stockholders for the purpose of utilizing the proceeds from such insurance for the purchase of the shares of the Company's common stock. The agreement provides for the Company to purchase the deceased stockholder's shares of common stock at a defined market value on the date of death. The Company's obligation to purchase the common shares of the deceased stockholder is limited to the life insurance proceeds received by the Company on the death of such stockholder. The agreement also provides, as soon after the death of the stockholder as is practicable and upon the request of the estate of the deceased stockholder, for the filing of a registration statement with the Securities and Exchange Commission for an offering of the shares of common stock, if any, not purchased by the Company.

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1998, February 28, 1997 and February 29, 1996
                    (amounts in thousands, except share data)



NOTE G (CONTINUED)

     3.  Executive Compensation

         In the event of a change in control of the Company as defined in the agreement, certain senior management has the right to receive a lump-sum payment upon termination of employment other than for cause or permanent disability or resignation for good reason within three years. Such payments are to be equal to the excess of (i) the product of 2.90 multiplied by the "base amount" as determined within the meaning of
         Section 280G of the Internal Revenue Code over (ii) the value on the date of the Change of Control Event of non-cash benefits as defined in the agreement. At February 28, 1998, the maximum amount payable, applicable to three individuals, would be approximately $11,500.

     4.  Other

         The Company is subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of all such proceedings will not have a material adverse effect on the Company.

     5.  Concentrations

         In the normal course of business, the Company extends credit, on open account, to its retail store customers, after a credit analysis based on financial and other criteria. May Department Stores Company, Federated Department Stores, Inc. and Dillard Department Stores, Inc. accounted for approximately 24%, 21% and 17%, respectively, of sales in 1998, 22%, 19% and 16%, respectively, of sales in 1997, and 18%, 14%
         and 15%, respectively, of sales in 1996. The Company does not believe that this concentration of sales and credit risks represents a material risk of loss with respect to its financial position as of February 28, 1998.

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1998, February 28, 1997 and February 29, 1996
                    (amounts in thousands, except share data)



NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

     During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and will be limited to the form and content of its disclosures. These statements are effective for fiscal years beginning after December 15, 1997.


NOTE I - INCOME TAXES

     Significant components of the Company's deferred taxes at February 28, 1998 and 1997 are as follows:

                                                           1998           1997
                                                         -------        -------
Deferred tax assets (liabilities)
    Deferred compensation                                $   829        $   626
    Allowance for doubtful accounts and sales
      discounts                                              767            517
    Capitalized inventory costs                            1,003          1,285
    Nondeductible accruals                                 5,369          3,667
    Depreciation                                          (1,740)          (320)
    Unrealized gain on investments                          (135)
                                                         -------        -------

                                                         $ 6,093        $ 5,775
                                                         =======        =======

     The provision for income taxes is comprised of the following:

                                     1998              1997              1996
                                   --------          --------          --------
Current
    Federal                        $ 31,093          $ 25,513          $ 17,603
    State and local                   6,336             5,226             4,470
Deferred                               (453)           (2,139)           (1,125)
                                   --------          --------          --------

                                   $ 36,976          $ 28,600          $ 20,948
                                   ========          ========          ========

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1998, February 28, 1997 and February 29, 1996
                    (amounts in thousands, except share data)



NOTE I (CONTINUED)

     The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements:

                                                                        1998          1997           1996
                                                                       PERCENT       Percent        Percent
                                                                      OF INCOME     of income      of income
                                                                      ---------     ---------      ---------
Computed "expected" provision
   for Federal income taxes                                              35.0%         35.0%          35.0%
State taxes - net of Federal
   income tax benefit                                                     4.4           4.7            5.5
Other                                                                      .2           (.3)           (.9)
                                                                       ------        ------         ------

Actual provision for income taxes                                        39.6%         39.4%          39.6%
                                                                       ======        ======         ======


NOTE J - TRANSACTIONS WITH RELATED PARTIES

     Nautica has the exclusive right to use, exploit and license others to so use and exploit the Nautica name and trademarks. The Executive Vice President of the Company receives 50% of the net royalties received by the Company with respect to the use of the Nautica name and trademarks. The Executive Vice President earned royalties of approximately $5,738, $3,803, and $2,248 in 1998, 1997 and 1996, respectively. In addition, the Executive Vice President is entitled to receive up to 1.5% of the net sales of certain new products. At February 28, 1998 and 1997, the amount due to the Executive Vice President included in accrued expenses and other current liabilities was approximately $1,630 and $994, respectively. The Executive Vice President has the right of first refusal to purchase the Company's right and interests in the name "Nautica" in the event the Company abandons, sells or disposes its interest in the name.

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1998, February 28, 1997 and February 29, 1996
                    (amounts in thousands, except share data)



NOTE K - MULTIEMPLOYER PENSION PLAN

     The Company contributed approximately $165 in 1998, $145 in 1997 and $85 in 1996 to a multiemployer pension plan for employees covered under a collective bargaining agreement. The plan is not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Multiemployer Pension Plan Amendments Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plan terminates or the Company withdraws, the Company could be subject to a "withdrawal liability." As of February 28, 1998, the Company's share of unfunded vested benefits, if any, was not available from the plan's administrators.


NOTE L - PROFIT-SHARING RETIREMENT AND SAVINGS PLAN

     The Company has a contributory retirement savings plan (Section 401(k) of the Internal Revenue Code) for all full-time employees. Under the provisions of the plan, eligible employees are permitted to contribute up to 15% of their salary subject to specified limits. The plan provides for discretionary employer matching contributions not to exceed the lesser of 100% of the employee's contribution or 6% of the employee's compensation. The amount of Company contributions to the plan charged to expense was $178 in 1998, $169, in 1997 and $173 in 1996.


NOTE M - STOCK OPTION PLANS AND OPTION AGREEMENT

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

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1998, February 28, 1997 and February 29, 1996
                    (amounts in thousands, except share data)



NOTE M (CONTINUED)

     On July 1, 1987, the Company entered into an Option Agreement (the "Agreement") with the president of Nautica. The Agreement granted the president the option to purchase up to an aggregate of 2,262,000 shares, subject to adjustments, of the Company's common stock at a purchase price of $.87 per share. The options shall expire 60 days after the earlier of
     (i) July 1, 2007, or (ii) 10 months following the date that the President of Nautica ceases to be employed by the Company. At February 28, 1998, 682,000 options exercisable at $.87 per share remain outstanding.

     For financial reporting purposes, the tax benefit resulting from compensation expense allowable for income tax purposes in excess of the expense recorded in the financial statements, amounting to $6,348, $1,661, and $939 during the years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively, has been credited to additional paid-in capital.

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net earnings and net earnings per share would be reduced to the pro forma amounts as follows:

                                                       Year ended
                                     ----------------------------------------------
                                     FEBRUARY 28,     February 28,     February 29,
                                         1998            1997             1996
                                     ----------       ----------       ------------
Net earnings
    As reported                      $   56,418       $   44,040       $   31,986
    Pro forma                            51,558           40,540           30,986

Basic net earnings per share
    As reported                      $     1.44       $     1.10       $      .81
    Pro forma                              1.32             1.01              .78

Diluted net earnings per share
    As reported                      $     1.35       $     1.02       $      .76
    Pro forma                              1.24              .94              .73

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1998, February 28, 1997 and February 29, 1996
                    (Amounts in thousands, except share data)



NOTE M (CONTINUED)

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expenses related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively: expected volatility of 50 percent, 47.7 percent and 46.5 percent; risk-free interest rates of 5.8 percent, 5.8 percent and 7.1 percent; and expected lives of seven years.

     The table below summarizes the activity in the plans, as adjusted for the stock splits referred to in Note F:

                                               1998                        1997                           1996
                                      ----------------------      ------------------------   ---------------------------
                                                     WEIGHTED                     Weighted                      Weighted
                                                     AVERAGE                       average                      average
                                                     EXERCISE                     exercise                      exercise
                                       SHARES         PRICE        Shares           price       Shares            price
                                     ---------       -------     ---------        --------    ---------         -------
         Outstanding at
           beginning of year         3,450,000      $  9.68      3,147,000        $  5.65     2,877,000         $  3.58

         Granted                       820,000        24.46        835,000          21.60       834,000           10.38
         Exercised                    (665,000)        4.14       (416,000)          2.51      (523,000)           1.75
         Cancelled                     (43,000)       21.73       (116,000)         11.55       (41,000)           6.42
                                     ---------                   ---------                    ---------


         Outstanding at end of
           year                      3,562,000        13.97      3,450,000           9.68     3,147,000            5.65
                                     =========                   =========                    =========

         Exercisable at end of
           year                      1,381,000         7.45      1,341,000           4.54     1,055,000            3.21
                                     =========                   =========                    =========

         Weighted average fair
           value of options
           granted
           during the year                            14.34                         12.27                          6.13

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1998, February 28, 1997 and February 29, 1996
                    (amounts in thousands, except share data)



NOTE M (CONTINUED)

     The following table summarizes information concerning currently outstanding and exercisable stock options at February 28, 1998:

                                                Options outstanding                    Options exercisable
                                     ----------------------------------------       ------------------------
                                                      Weighted
                                                       average       Weighted                       Weighted
                                                      remaining       average                        average
              Range of                 Number        contractual     exercise         Number        exercise
          exercise prices            outstanding        life           price        exercisable       price
          ---------------            -----------        ----           -----        -----------       -----

         $  .45 - $  4.45                847,000        4.53          $  3.41          735,000      $  3.31
           6.22 -   10.38              1,135,000        6.70             9.27          485,000         8.98
          20.88 -   26.00              1,580,000        7.47            23.02          161,000        21.67
                                       ---------                                    ----------

                                       3,562,000                                     1,381,000
                                       =========                                     =========



 NOTE N - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               MAY 31          AUGUST 31        NOVEMBER 30       FEBRUARY 28
                                            -----------       -----------       -----------       -----------

1998
   NET SALES                                $    95,807       $   132,260       $   145,714       $   111,051
   GROSS PROFIT                                  44,319            61,380            70,078            56,357
   NET EARNINGS                                   7,671            14,908            20,012            13,827
   NET EARNINGS PER SHARE OF COMMON
     STOCK
       BASIC                                        .20               .39               .51               .35
       DILUTED                                      .18               .36               .48               .33
   WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING
       BASIC                                 39,255,000        38,721,000        39,045,000        39,302,000
       DILUTED                               41,969,000        41,484,000        41,767,000        41,695,000

                   Nautica Enterprises, Inc. and Subsidiaries

           February 28, 1998, February 28, 1997 and February 29, 1996
                    (amounts in thousands, except share data)



 NOTE N (CONTINUED)

                                                  May 31          August 31        November 30       February 28
                                               -----------       -----------       -----------       -----------
1997
   Net sales                                   $    76,137       $   103,343       $   116,570       $    90,510
   Gross profit                                     34,618            47,080            54,708            44,602
   Net earnings                                      5,431            11,315            15,964            11,330
   Net earnings per share of common
     stock
       Basic                                           .14               .28               .40               .28
       Diluted                                         .13               .26               .37               .26
   Weighted average number of
     common shares outstanding
       Basic                                    39,838,000        39,965,000        40,095,000        39,943,000
       Diluted                                  42,819,000        43,001,000        43,229,000        42,825,000

                   Nautica Enterprises, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)


              Column A                                   Column B                    Column C           Column D         Column E
              --------                                   --------                    --------           --------         --------

                                                                           Additions
                                                                          --------------
                                                                              (1)           (2)
                                                                                        Charged to
                                                        BALANCE AT        Charged to        other                       Balance at
                                                         BEGINNING         costs and     accounts -    Deductions -        end of
             Description                                  OF YEAR          expenses       describe     describe (a)        period
             -----------                                  -------          --------       --------     ------------        ------
YEAR ENDED FEBRUARY 28, 1998
    RESERVES DEDUCTED FROM ASSETS TO
       WHICH THEY APPLY
    ALLOWANCE FOR BAD DEBTS                               $1,318          $   748                        $    --           $2,066
                                                          ======          =======                        =======           ======
    ALLOWANCE FOR SALES RETURNS AND DISCOUNTS             $1,441           $2,435                        $   206           $3,670
                                                          ======          =======                        =======           ======

Year ended February 28, 1997
    Reserves deducted from assets to
       which they apply
    Allowance for bad debts                               $1,064          $   254                        $    --           $1,318
                                                          ======          =======                        =======           ======
    Allowance for sales returns and discounts             $  464           $1,132                        $   155           $1,441
                                                          ======          =======                        =======           ======

Year ended February 29, 1996
    Reserves deducted from assets to
       which they apply
    Allowance for bad debts                               $1,210          $   346                        $   492           $1,064
                                                          ======          =======                        =======           ======
    Allowance for sales returns and discounts             $   --          $   946                        $   482           $  464
                                                          ======          =======                        =======           ======


(a)  Accounts written off as uncollectible.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      NAUTICA ENTERPRISES, INC.
                                                      (Registrant)

                                             By:      /s/ Harvey Sanders
                                                      Harvey Sanders
                                                      Chairman (May 28, 1998)

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                       Title                           Date
         ----                                       -----                           ----
/s/ Harvey Sanders                           Chairman, President,                May 28, 1998
-----------------------------------          Chief Executive Officer
Harvey Sanders                               (Principal Executive
                                             Officer) and Director

/s/ Donald Pennington                        Chief Financial Officer             May 28, 1998
-----------------------------------          (Principal Financial Officer)
Donald Pennington

/s/ Neal Nackman                             Vice President Finance              May 28, 1998
------------------------------------         (Principal Accounting Officer)
Neal Nackman

/s/ David Chu                                Executive Vice President            May 28, 1998
-----------------------------------          and Director
David Chu

/s/ Robert B. Bank                           Director                            May 28, 1998
-----------------------------------
Robert B. Bank

/s/ Ronald G. Weiner                         Director                            May 28, 1998
-----------------------------------
Ronald G. Weiner

/s/ Israel Rosenzweig                        Director                            May 28, 1998
-----------------------------------
Israel Rosenzweig