Form 10-Q
period 1998-05-30
NAUTICA ENTERPRISES INC
filed 1998-07-14
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 30, 1998 or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 0-6708

                            Nautica Enterprises, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                      95-2431048
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

40 West 57th Street, New York, N.Y.                         10019
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, including Area Code      (212)541-5757

Fiscal year changed from 2/28 to a 52/53 week year.
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

Yes / / No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of Common Stock outstanding as of July 14, 1998 was 39,465,621.

                                      INDEX

                                                                        Page No.

Part I - Financial Information:

         Item 1. Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets As at May 30, 1998 and February
         28, 1998..............................................................2

         Condensed Consolidated Statements of Earnings For the Three Month
         Periods Ended May 30, 1998 and May 31, 1997...........................3

         Condensed Consolidated Statements of Cash Flows For the Three Month
         Periods Ended May 30, 1998 and May 31, 1997...........................4

         Notes to Condensed Consolidated Financial Statements..................5

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.....................................7

Part II - Other Information...................................................10

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

         ASSETS                                                             (unaudited)
                                                                               May 30,      February 28,
                                                                                1998           1998
                                                                              --------       --------
Current assets:
  Cash and cash equivalents                                                   $ 50,066       $ 34,616
  Short-term investments                                                        53,292         52,680
  Accounts receivable - net                                                     57,497         81,135
  Inventories                                                                   85,641         66,726
  Prepaid expenses and other current assets                                      8,371          4,882
  Deferred tax benefit                                                           6,130          6,093
                                                                              --------       --------
                              Total current assets                             260,997        246,132

Property, plant and equipment, net of
  accumulated depreciation and amortization                                     60,878         56,273

 Other assets                                                                    8,600          8,046
                                                                              --------       --------
                                                                              $330,475       $310,451
                                                                              ========       ========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                        $     50       $     50
  Accounts payable - trade                                                      31,470         18,743
  Accrued expenses and other current liabilities                                28,906         34,158
  Income taxes payable                                                           8,399          5,826
                                                                              --------       --------
                              Total current liabilities                         68,825         58,777

Long-term debt -net                                                                 50            100

Minority Interest                                                                   89            405

Stockholders' equity:
  Preferred stock - par value $.01, authorized,
    2,000,000 shares; no shares issued
  Common stock - par value $.10, authorized, 100,000,000 shares; issued
    42,526,000 shares at May 30, 1998 and 42,443,000 shares at
    February 28, 1998                                                            4,253          4,244
  Additional paid-in capital                                                    65,415         64,932
  Retained earnings                                                            227,024        217,174
                                                                              --------       --------
                                                                               296,692        286,350
  Less:
    Common stock in treasury - at cost;
    3,070,000 shares at May 30, 1998
      and February 28, 1998                                                     35,181         35,181
                                                                              --------       --------
                              Total stockholders' equity                       261,511        251,169
                                                                              --------       --------
                                                                              $330,475       $310,451
                                                                              ========       ========

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (Amounts in thousands, except share data)

                                                                     (unaudited)
                                                           Three Months        Three Months
                                                              Ended               Ended
                                                           May 30, 1998        May 31, 1997
                                                           ------------        ------------
Net Sales                                                  $    110,980        $     95,807
Cost of goods sold                                               59,226              51,488
                                                           ------------        ------------
  Gross profit                                                   51,754              44,319

Selling, general  and administrative expenses                    38,815              33,772
Net royalty income                                               (1,613)             (1,195)
                                                           ------------        ------------
  Operating profit                                               14,552              11,742

Investment income, net                                            1,410                 809
Minority interest in consolidated subsidiary                        317                 233
                                                           ------------        ------------

Earnings before provision for income taxes                       16,279              12,784

Provision for income taxes                                        6,430               5,113
                                                           ------------        ------------

NET EARNINGS                                               $      9,849        $      7,671
                                                           ============        ============
Net earnings per share of common stock
     Basic                                                 $       0.25        $       0.20
                                                           ============        ============
     Diluted                                               $       0.23        $       0.18
                                                           ============        ============
Weighted average number of common shares outstanding
     Basic                                                   39,419,000          39,255,000
                                                           ============        ============
     Diluted                                                 41,981,000          41,969,000
                                                           ============        ============
Cash dividends per common share                                    none                none
                                                           ============        ============

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                      (unaudited)
                                                                              Three Months    Three Months
                                                                                 Ended           Ended
                                                                              May 30, 1998    May 31, 1997
                                                                                --------        --------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                                  $  9,849        $  7,671
                                                                                --------        --------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Minority interest in consolidated subsidiary                                  (317)           (233)
      Depreciation and amortization                                                2,807           2,089
      Provision for accounts receivable allowances and sales
         returns and discounts                                                       779             436
      Changes in operating assets and liabilities
       Accounts receivable                                                        22,859           7,244
       Inventories                                                               (18,915)        (12,098)
       Prepaid expenses and other current assets                                  (3,489)           (240)
       Other assets                                                                 (737)         (1,599)
       Accounts payable - trade                                                   12,727           8,752
       Accrued expenses and other current liabilities                             (5,252)            699
       Income taxes payable                                                        2,573           3,755
                                                                                --------        --------
Total adjustments                                                                 13,035           8,805
                                                                                --------        --------
Net cash provided by operating activities                                         22,884          16,476
                                                                                --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                       (7,229)         (5,141)
  Purchase of short-term investments                                                (650)        (25,100)
                                                                                --------        --------
Net cash used in investing activities                                             (7,879)        (30,241)
                                                                                --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                                               (50)            (50)
  Purchase of treasury stock                                                          --         (17,872)
  Proceeds from issuance of common stock, net                                        495              28
                                                                                --------        --------
Net cash provided by (used in) financing activities                                  445         (17,894)
                                                                                --------        --------
Increase (decrease) in cash and cash equivalents                                  15,450         (31,659)

Cash and cash equivalents at beginning of period                                  34,616          71,887
                                                                                --------        --------
Cash and cash equivalents at end of period                                      $ 50,066        $ 40,228
                                                                                --------        --------
Supplemental Information:

Cash payments for the periods ended:
Income taxes                                                                    $  3,838        $  1,367
                                                                                --------        --------

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 30, 1998
                                   (Unaudited)

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

NOTE 2 -          Effective March 1, 1998, the Company changed its fiscal year end to a 52/53 week year. There was no impact on the results of operations.

NOTE 3 -          The results of operations for the three month period ended May
         30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 -          The Company utilized the last-in, first-out "Lifo" method for inventories as at May 30, 1998 and February 28, 1998 and for the three month periods ended May 30, 1998 and May 31, 1997. The "Lifo" inventory for the three month periods ended May 30, 1998 and May 31, 1997 are based upon end of year estimates. Inventories at May 30, 1998 and February 28, 1998 consist primarily of finished goods.

NOTE 5 -          On March 1, 1998, the Company adopted Statement of Financial
         Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to report certain changes in equity during a period, as comprehensive income, which includes net earnings and the effects of changes in unrealized gains and losses on securities, as follows:

                                                     Three Months      Three Months
                                                         ended            ended
         (AMOUNTS IN THOUSANDS)                      May 30, 1998      May 31, 1997
                                                        -------          -------
Net earnings                                            $ 9,849          $ 7,671
Changes in unrealized gains and losses
       on securities, net of tax                            (57)               0
                                                        -------          -------
        Comprehensive Income                            $ 9,792          $ 7,671
                                                        =======          =======

                  NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 MAY 30, 1998
                                 (Unaudited)

NOTE 6 -          Short-term investments consist primarily of government and agency bonds, tax exempt municipal bonds and corporate bonds. At May 30, 1998, all securities were designated as available for sale. As of May 30, 1998, gross unrealized gains of $262,000 and gross unrealized losses of $20,000 (less deferred tax of $97,000) were credited to stockholders' equity. For the three month period ended May 30, 1998, gross realized gains and losses on sales of investments totaled $61,000 and $27,000, respectively.

NOTE 7 -          Basic net earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted net earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of options which are convertible into common shares. The effect of stock options which were excluded from the calculation of diluted weighted-average shares was not material to the financial statements.

NOTE 8 -          During 1997, the FASB issued SFAS No. 131 "Disclosures about
         Segments of an Enterprise and Related Information". Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows, and will be limited to the form and content of its disclosures. This statement is effective for fiscal years beginning after December 15, 1997. In accordance with SFAS No. 131, the Company has elected to defer the initial application until the fiscal year end.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  MAY 30, 1998
                                   (Unaudited)

RESULTS OF OPERATIONS

For the Three Months Ended May 30, 1998:

         Net sales increased 16% to $111.0 million in the three months ended May 30, 1998 from $95.8 million in the comparable prior year period. This increase is the result of increased sales of Nautica products. Wholesale sales increased due to the expansion of Nautica's in-store shop program, including both new and existing shops. Nautica retail sales increased as a result of opening additional outlet stores and increased sales at existing stores. The increase in sales is due primarily to increased unit volume rather than price increases.

         Gross profit for the period was 46.6% compared to 46.3% in the comparable prior year period. The increase resulted primarily from a shift to the higher margin Nautica wholesale products and to an increase in retail outlet store sales.

         Selling, general and administrative expenses as a percentage of net sales decreased to 35.0% from 35.3% in the comparable prior year period. The net decrease resulted from the ability to leverage these expenses with increased sales volume.

         Net royalty income increased by $418,000 to $1,613,000 from $1,195,000 in the comparable prior year period. The increased royalty revenue was generated from both new and existing licensees.

         Investment income increased by $601,000 to $1,410,000 from $809,000 in the comparable prior year period. The increase is primarily the result of higher average cash balances and higher rates of return on investments.

         The provision for income taxes decreased to 39.5% from 40.0% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the effective state income tax rates.

         Net earnings increased 28% to $9.8 million from $7.7 million in the comparable prior year period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended May 30, 1998, the Company generated cash from operating activities of $22.9 million principally from net earnings and higher cash receipts from increased sales. Increases in inventories of $18.9 million, resulting from increased sales levels, were financed principally by cash generated from net earnings, increases in accounts payable-trade and decreases in accounts receivable. During the three months ended May 31, 1997, the Company generated cash from operating activities of $16.5 million principally from net earnings and higher cash receipts from increased sales. Increases in inventories of $12.1 million, resulting from increased sales levels, were financed by cash generated from net earnings, increases in accounts payable-trade and decreases in accounts receivable.

         During the three months ended May 30, 1998, the Company's principal investing activities related to the continued expansion of the Nautica in-store shop program and amounts related to the expansion of showroom space. The Company expects to continue to incur capital expenditures to expand such in-store shop program. At May 30, 1998, there were no other material commitments for capital expenditures.

         During the year ended February 28, 1998, the Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to 1,000,000 shares of its common stock. There were no repurchases made during the three months ending May 30, 1998. During the three months ended May 31, 1997, the Company repurchased 800,000 shares of its common stock at an aggregate cost of $17.9 million.

         The Company has $100.0 million in lines of credit with two commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by imported inventory and accounts receivable. At May 30, 1998 and February 28, 1998, respectively, letters of credit outstanding under the lines were $52.7 million and $42.3 million and there were no short-term borrowings outstanding.

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

YEAR 2000

         The Company recognizes the need to ensure that its systems, applications and hardware will recognize and process transactions for the year 2000 and beyond. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues with respect to its internal systems and does not believe that the cost of such actions will have a material adverse effect on its results of operations or financial condition. The Company also has initiated discussions with its significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remediate year 2000 issues when their systems interface with the Company's systems or may otherwise impact operations. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000 issues. The Company and its' significant suppliers, customers, and financial institutions' inability to implement such systems and changes could have an adverse effect on future results of operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

         During 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows, and will be limited to the form and content of its disclosures. This statement is effective for fiscal years beginning after December 15, 1997. In accordance with SFAS No. 131, the Company has elected to defer the initial application until the fiscal year end.

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

                                                       NAUTICA ENTERPRISES, INC.

                                    By: s/Harvey Sanders
                                        -----------------------------------
                                             Harvey Sanders
                                                      Chairman of the Board
                                                      and President
Date: July 14, 1998

                                    By: s/Neal S. Nackman
                                        -----------------------------------
                                             Neal S. Nackman
                                                      V.P. Finance and
                                                      Chief Accounting Officer
Date: July 14, 1998