Form 10-K405/A
period 1998-02-28
NAUTICA ENTERPRISES INC
filed 1998-08-21
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-K/A

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

         10(iii)(d) Registrant's Deferred Compensation Plan is incorporated herein from the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998.

         10(iii)(e) Option Agreement and Royalty Agreement, each dated July 1,
                    1987, by and among the Registrant and David Chu are incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 33-21998), and Letter Agreement dated May 1, 1998 between Mr. Chu and the Registrant. Certain portions of the Letter Agreement have been omitted based upon a request for confidential treatment made by the Registrant with the Securities Exchange Commission. Such omitted portions have been filed separately with the Securities and Exchange Commission.

         21         Subsidiaries of Registrant*

         23.1       Consent of Independent Certified Public Accountants*

         27         Financial Data Schedule*

         * Previously Filed with Registrant's Annual Report on Form 10-k for fiscal year ended February 28, 1998.

(b) Reports on Form 8-K.
                    None

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      NAUTICA ENTERPRISES, INC.
                                                      (Registrant)

                                             By:      /s/ Harvey Sanders
                                                      Harvey Sanders
                                                      Chairman (August 21, 1998)

                                 EXHIBIT INDEX



      EXHIBIT
      NUMBER                            DESCRIPTION
      -------                           -----------

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

      10(iii)(d)  Registrant's Deferred Compensation Plan is incorporated herein from the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998.

      10(iii)(e)  Option Agreement and Royalty Agreement, each dated
                  July 1, 1987, by and among the Registrant and David Chu are incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 33-21998), and Letter Agreement dated May 1, 1998 between Mr. Chu and the Registrant. Certain portions of the Letter Agreement have been omitted based upon a request for confidential treatment made by the Registrant with the Securities Exchange Commission. Such omitted portions have been filed separately with the Securities and Exchange Commission.

      21          Subsidiaries of Registrant*

      23.1        Consent of Independent Certified Public Accountants*

      27          Financial Data Schedule*

      * Previously Filed with Registrant's Annual Report on Form 10-k for fiscal year ended February 28, 1998.