Form 10-Q
period 1998-08-29
NAUTICA ENTERPRISES INC
filed 1998-10-09
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 29, 1998 or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission file number 0-6708

                           Nautica Enterprises, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                95-2431048
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)               Identification No.)

40 West 57th Street, New York, N.Y.                     10019
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, including Area Code      (212) 541-5757

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of Common Stock outstanding as of October 9, 1998 was 37,235,000.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                                 AUGUST 29, 1998
                                   (Unaudited)

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I - Financial Information:

         Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets
         As of August 29, 1998 and February 28, 1998.........................2

         Condensed Consolidated Statements of Earnings
         For the Six and Three Month Periods Ended
         August 29, 1998 and August 31, 1997.................................3

         Condensed Consolidated Statements of Cash Flows
         For the Six Month Periods Ended
         August 29, 1998 and August 31, 1997.................................4

         Notes to Condensed Consolidated Financial Statements................5

         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................7

         Part II - Other information........................................11

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)

          ASSETS
                                                                                  (unaudited)
                                                                                   August 29,         February 28,
                                                                                     1997                1998
                                                                                   --------            --------
Current assets:
  Cash and cash equivalents                                                        $  2,138            $ 34,616
  Short-term investments                                                             37,062              52,680
  Accounts receivable - net                                                         102,134              81,135
  Inventories                                                                        98,598              66,726
  Prepaid expenses and other current assets                                           5,674               4,882
  Deferred tax benefit                                                                6,163               6,093
                                                                                   --------            --------
                              Total current assets                                  251,769             246,132

Property, plant and equipment, net of
  accumulated depreciation and amortization                                          62,830              56,273

 Other assets                                                                        10,256               8,046
                                                                                   --------            --------

                                                                                   $324,855            $310,451
                                                                                   ========            ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                             $     50            $     50
  Accounts payable - trade                                                           40,466              18,743
  Accrued expenses and other current liabilities                                     34,656              34,158
  Income taxes payable                                                                9,168               5,826
                                                                                   --------            --------
                              Total current liabilities                              84,340              58,777

Long-term debt -net                                                                      50                 100

Minority interest                                                                       120                 405

Stockholders' equity:
  Preferred stock - par value $.01, authorized,
    2,000,000 shares; no shares issued
  Common stock - par value $.10, authorized, 100,000,000 shares; issued
    42,570,000 shares at August 29, 1998 and 42,443,000 shares at
    February 28, 1998                                                                 4,257               4,244
  Additional paid-in capital                                                         65,578              64,932
  Retained earnings                                                                 246,163             217,174
                                                                                   --------            --------
                                                                                    315,998             286,350
  Less:
    Common stock in treasury - at cost;
    4,735,070 shares at August 29, 1998
      and 3,070,070 at February 28, 1998                                             75,653              35,181
                                                                                   --------            --------
                              Total stockholders' equity                            240,345             251,169
                                                                                   --------            --------

                                                                                   $324,855            $310,451
                                                                                   ========            ========

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 (Amounts in thousands, except per share data)

                                                                         (unaudited)                          (unaudited)
                                                                 Six Months        Six Months        Three Months     Three Months
                                                                    Ended            Ended              Ended            Ended
                                                               August 29, 1998  August 31, 1997    August 29, 1998  August 31, 1997
                                                               ---------------  ---------------    ---------------  ---------------
Net Sales                                                         $ 261,868         $ 228,067         $ 150,888         $ 132,260
Cost of goods sold                                                  137,466           122,368            78,241            70,880
                                                                  ---------         ---------         ---------         ---------
  Gross profit                                                      124,402           105,699            72,647            61,380

Selling, general  and administrative expenses                        82,391            72,448            43,575            38,676
Net royalty income                                                   (3,002)           (2,306)           (1,389)           (1,111)
                                                                  ---------         ---------         ---------         ---------
  Operating profit                                                   45,013            35,557            30,461            23,815

Investment income, net                                                2,616             1,483             1,206               674
Minority interest in consolidated subsidiary                            285               592               (31)              358
                                                                  ---------         ---------         ---------         ---------

Earnings before provision for income taxes                           47,914            37,632            31,635            24,847

Provision for income taxes                                           18,926            15,053            12,496             9,939
                                                                  ---------         ---------         ---------         ---------

NET EARNINGS                                                      $  28,988         $  22,579         $  19,139         $  14,908
                                                                  =========         =========         =========         =========

Net earnings per share of common stock
     Basic                                                        $    0.74         $    0.58         $    0.49         $    0.39
                                                                  =========         =========         =========         =========
     Diluted                                                      $    0.69         $    0.54         $    0.46         $    0.36
                                                                  =========         =========         =========         =========

Weighted average number of common shares outstanding
     Basic                                                           39,341            38,988            39,262            38,721
                                                                  =========         =========         =========         =========
     Diluted                                                         41,785            41,727            41,607            41,484
                                                                  =========         =========         =========         =========

Cash dividends per common share                                        none              none              none              none
                                                                  =========         =========         =========         =========

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                              (unaudited)
                                                                                    Six Months            Six Months
                                                                                      Ended                 Ended
                                                                                 August 29, 1998       August 31, 1997
                                                                                 ---------------       ---------------
  Cash flows from operating activities:
  Net earnings                                                                       $ 28,988             $ 22,579
                                                                                     --------             --------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Minority interest in consolidated subsidiary                                       (285)                (591)
      Depreciation and amortization                                                     6,149                4,657
      Provision for accounts receivable allowances and sales
            returns and discounts                                                         936                  623
      Changes in operating assets and liabilities
         Accounts receivable                                                          (21,935)             (31,122)
         Inventories                                                                  (31,872)             (26,275)
         Prepaid expenses and other current assets                                       (791)              (1,757)
         Other assets                                                                  (2,495)                (577)
         Accounts payable - trade                                                      21,722               14,670
         Accrued expenses and other current liabilities                                   499                5,664
         Income taxes payable                                                           3,342                5,185
                                                                                     --------             --------
  Total adjustments                                                                   (24,731)             (29,523)
                                                                                     --------             --------

Net cash provided by (used in) operating activities                                     4,257               (6,944)
                                                                                     --------             --------

Cash flows from investing activities:
  Proceeds from minority shareholders of consolidated subsidiary                           --                  680
  Purchase of property, plant and equipment                                           (12,420)              (9,954)
  Proceeds from sale (Purchases) of short-term investments                             15,443              (34,750)
                                                                                     --------             --------
Net Cash provided by (used in) investing activities                                     3,023              (44,024)
                                                                                     --------             --------


Cash flows from financing activities:
  Principal payments on long-term debt                                                    (50)                 (50)
  Purchase of treasury stock                                                          (40,472)             (17,872)
  Proceeds from issuance of common stock                                                  764                  228
                                                                                     --------             --------
Net cash used in financing activities                                                 (39,758)             (17,694)
                                                                                     --------             --------

Decrease in cash and cash equivalents                                                 (32,478)             (68,662)

Cash and cash equivalents at beginning of period                                       34,616               71,887
                                                                                     --------             --------

Cash and cash equivalents at end of period                                           $  2,138             $  3,225
                                                                                     --------             --------


Supplemental Information:

Cash payments for the periods ended:
Income taxes                                                                         $ 15,548             $  9,868
                                                                                     ========             ========

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 29, 1998
                                  (Unaudited)



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

NOTE 3 - The results of operations for the six and three month periods ended August 29, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - The Company utilized the last-in, first-out "Lifo" method for inventories as at August 29, 1998 and February 28, 1998 and for the three month periods ended August 29, 1998 and August 31, 1997. The "Lifo" inventory for the three month periods ended August 29, 1998 and August 31, 1997 are based upon end of year estimates. Inventories at August 29, 1998 and February 28, 1998 consist primarily of finished goods.

NOTE 5 - On March 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to report certain changes in equity during a period, as comprehensive income, which includes net earnings and the effects of changes in unrealized gains and losses on securities, as follows:

                                                            Six           Six             Three         Three
                                                         Months        Months            Months        Months
                                                          ended         Ended             ended         ended
                                                     August 29,    August 31,       August 29,     August 31,
                    (AMOUNTS IN THOUSANDS)                 1998          1997              1998          1997
                                                           ----          ----              ----          ----
                    Net earnings                        $28,988       $22,579           $19,139       $14,908
                    Changes in unrealized gains
                    and  losses on securities,
                    net of tax                            (105)             0              (48)             0
                                                          -----             -              ----             -

                          Comprehensive Income          $28,883       $14,908           $19,091       $14,908
                                                        =======       =======           =======       =======

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 AUGUST 29, 1998
                                   (Unaudited)


NOTE 6 - Short-term investments consist primarily of government and agency bonds, tax exempt municipal bonds and corporate bonds. At August 29, 1998, all securities were designated as available for sale. As of August 29, 1998, gross unrealized gains of $190,000 and gross unrealized losses of $15,000 (less deferred tax of $70,000) were credited to stockholders' equity. For the six month period ended August 29, 1998, gross realized gains and losses on sales of investments totaled $308,000 and $31,000, respectively. For the three month period ended August 29, 1998, gross realized gains and losses on sales of investments totaled $247,000 and $4,000, respectively.


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

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 AUGUST 29, 1998
                                   (Unaudited)

RESULTS OF OPERATIONS

For the Six Months Ended August 29, 1998:

         Net sales increased 15% to $261.9 million in the six months ended August 29, 1998 from $228.1 million in the comparable prior year period. Wholesale sales increased due to the growth of Nautica's in-store shop program, including new shops and expansions of existing shops. Nautica retail sales increased as a result of opening additional outlet stores and increased sales at existing stores. The increase in sales is due primarily to increased unit volume rather than price increases.

         Gross profit for the period was 47.5% compared to 46.3% in the comparable prior year period. The increase resulted primarily from a shift to higher margin Nautica wholesale products and an increase in retail outlet store sales. The Nautica wholesale products achieved higher margins due primarily to changes in the mix of products sold.

         Total selling, general and administration expenses increased by $10.0 million to $82.4 million from $72.4 million. The increase was principally a result of increased retail outlet store expenses and increased retail development costs. Selling, general and administrative expenses as a percentage of net sales decreased to 31.5% from 31.8% in the comparable prior year period. The net decrease resulted from the ability to leverage these expenses with increased sales volume.

         Net royalty income increased by $.7 million to $3.0 million from $2.3 million in the comparable prior year period. The increased royalty revenue was generated from both new and existing licensees.

         Investment income increased by $1.1 million to $2.6 million from $1.5 million in the comparable prior year period. The increase is primarily the result of higher average cash balances and higher rates of return on investments.

         The provision for income taxes decreased to 39.5% from 40.0% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the effective state income tax rates.

         Net earnings increased 28% to $29.0 million from $22.6 million in the comparable prior year period as a result of the factors discussed above.

For the Three Months Ended August 29, 1998:

         Net sales increased 14% to $150.9 million in the three months ended August 29, 1998 from $132.3 million in the comparable prior year period. Wholesale sales increased due to the growth of Nautica's in-store shop program, including both new shops and expansions of existing shops. Nautica retail sales increased as a result of opening additional outlet stores and increased sales at existing stores. The increase in sales is due primarily to increased unit volume rather than price increases.

         Gross profit for the period was 48.1% compared to 46.4% in the comparable prior year period. The increase resulted primarily from a shift to higher margin Nautica wholesale products and an increase in retail outlet store sales. The Nautica wholesale products achieved higher margins due primarily to changes in the mix of products sold.

         Total selling, general and administration expenses increased by $4.9 million to $43.6 million from $38.7 million. The increase was principally a result of increased retail development and retail outlet store expenses. Selling, general and administrative expenses as a percentage of net sales decreased to 28.9% from 29.2% in the comparable prior year period. The net decrease resulted from the ability to leverage these expenses with increased sales volume.

         Net royalty income increased by $.3 million to $1.4 million from $1.1 million in the comparable prior year period. The increased royalty revenue was generated from both new and existing licensees.

         Investment income increased by $.5 million to $1.2 million from $.7 million in the comparable prior year period. The increase is primarily the result of higher average cash balances and higher rates of return on investments.

         The provision for income taxes decreased to 39.5% from 40.0% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the effective state income tax rates.

         Net earnings increased 28% to $19.1 million from $14.9 million in the comparable prior year period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended August 29, 1998, the Company generated cash from operating activities of $4.3 million principally from net earnings. Increases in accounts receivable and inventory of $21.9 and $31.9 million, respectively, resulted from increased sales, and were financed principally by cash generated from net earnings, and increases in accounts payable. Accounts receivable and inventory balances were higher by 12% and 13%, respectively, than balances in the prior year. These increases were commensurate with sales increases. During the six months ended August 31, 1997, the Company used cash related to operating activities of approximately $6.9 million. The cash used was principally attributable to increases in accounts receivable and inventory of $31.1 and $26.3 million, respectively, resulting from increased sales. The increases in accounts receivable and inventory were principally offset by cash generated from net earnings, increases in accounts payable, accrued expenses and income taxes payable. Accounts receivable and inventory balances were higher by 34% and 31%, respectively, than balances in the prior year. These increases were commensurate with sales increases.

         During the six months ended August 29, 1998, the Company's principal investing activities related to the continued expansion of the Nautica in-store shop program and amounts related to the expansion of showroom space. The Company expects to continue to incur capital expenditures to expand the in-store shop program. At August 29, 1998, there were no other material commitments for capital expenditures.

         During the year ended February 28, 1998 and the six months ending August 29, 1998, the Board of Directors approved two stock repurchase programs, authorizing the Company to repurchase up to a total of 2,000,000 shares of its common stock. During the six months ended August 29, 1998, the Company repurchased 1,665,000 shares at a cost of $40.5 million. During the month of September 1998, the Company completed the balance of the repurchase programs at an additional cost of $7.6 million.

         The Company has a total of $100.0 million in lines of credit with two commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by imported inventory and accounts receivable. At August 29, 1998, letters of credit outstanding under the lines were $50.7 million and there were no short-term borrowings outstanding.

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

YEAR 2000

The Company recognizes the need to ensure that its systems, applications and hardware will recognize and process transactions for the year 2000 and beyond. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues with respect to its internal systems and does not believe that the cost of such actions will have a material adverse effect on its results of operations or financial condition. The Company has established a plan which identifies all systems applications, a timeframe for ensuring it's year 2000 readiness and a responsible party in the organization for the particular system. This plan encompasses both information system technologies and non-information technologies. The Company expects to have all systems ready by the middle of 1999 while the majority of the systems are expected to be year 2000 compliant by the end of December 1998. The Company does not have a contingency plan in place at this time but will initiate development of such a plan depending upon the criticality of the particular system if the anticipated deadlines are not met. The Company also has initiated discussions with its significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remediate year 2000 issues when their systems interface with the Company's systems or may otherwise impact operations. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000 issues. The Company's current estimate of costs to be incurred is less than $500,000, which is mostly being incurred internally and does not reflect significant incremental costs. The Company and its' significant suppliers, customers, and financial institutions' inability to implement such systems and changes could have an adverse effect on future results of operations.



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

                                     PART II

                               OTHER INFORMATION



Items I through 9. - All items are inapplicable except:

Item 4.  Submission of Matters to a Vote of Security-Holders

(a) The Annual Meeting of Stockholders of Nautica Enterprises, Inc. was held on July 1, 1998.

(b) The directors named in the Proxy Statement constituting the entire Board of Directors were elected to one-year terms expiring in 1999, as follows:

                                                         FOR                   WITHHELD
                                                         ---                   --------
            Harvey Sanders                            35,958,396               218,764
            David Chu                                 35,967,744               209,416
            George Greenberg                          35,958,643               218,517
            Robert B. Bank                            36,008,660               168,500
            Israel Rosenzweig                         36,004,374               172,786
            Charles Scherer                           35,967,967               209,193
            Ronald G. Weiner                          36,006,543               170,617

The Notice of Annual Meeting of Stockholders and Proxy Statement for Nautica Enterprises, Inc. dated June 5, 1998 was filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Act.


Item 6.  Exhibits and Reports on Form 8-K

(a)       EXHIBIT INDEX


Exhibit No.                                          Distribution


3(a) Registrant's By-laws as currently in effect are incorporated herein by reference to Registrant's Registration statement on Form S-1 (Registration No. 33-21998).

3(b) Registrant's Certificate of Incorporation is incorporated by reference to the Registration statement on Form S-3 (Registration No. 33-71926), as amended by a Certificate of Amendment dated June 29,1995 and July 2, 1996, incorporated by reference to the Registrant Annual Report on Form 10-K for the year ended February 29, 1996, and the Quarterly Report on Form 10-Q for the quarter ended May 31, 1996, respectively.

10(iii)(a)        Registrant's Executive Incentive Stock Option Plan is
                  incorporated by reference herein from the Registrant's
                  Registration Statements on Form S-8 (Registration Number
                  33-1488), as amended by the Company's Registration Statement on Form S-8 (Registration Number 33-45823).

10 (iii) (b)      Registrant's 1989 Employee Incentive Stock Option Plan is
                  incorporated by reference herein from the Registrant's
                  Registration Statements on Form S-8 (Registration Number
                  33-36040).

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

10 (iii) (e)      Registrant's Deferred Compensation Plan is incorporated by reference herein from the Registrant's Annual Report on Form
                  10-K for the year ended February 28, 1998.

10 (iii) (f)      Option Agreement and Royalty Agreement, each dated July 1,
                  1987 by and among the Registrant and David Chu are incorporated herein by reference from the Registrant's
                  Registration Statement on Form S-1 (Registration No. 33-21998) and the Letter Agreement dated May 1, 1998 between Mr. Chu and the Registrant is incorporated by reference from the Registrant's Annual Report on Form 10-K (as amended by form
                  10-K/A) for the year ended February 28, 1998. Certain portions of the Letter Agreement have been omitted based upon a request for confidential treatment made by the Registrant with the Securities Exchange Commission. Such omitted portions have been filed separately with the Securities and Exchange
                  Commission.

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

Date:  October 9, 1998



                                             By:  s/Neal S. Nackman
                                             -----------------------------------
                                                    Neal S. Nackman
                                                    V.P. Finance and
                                                    Chief Accounting Officer

Date:  October 9, 1998