Form 10-Q
period 1998-11-28
NAUTICA ENTERPRISES INC
filed 1999-01-12
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 28, 1998 or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of Common Stock outstanding as of January 12, 1999 was 37,541,221.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                                NOVEMBER 28, 1998
                                   (Unaudited)




                                      INDEX

                                                                                                           Page No.
                                                                                                           --------
Part I - Financial Information:

         Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets
         As of November 28, 1998 and February 28, 1998.......................................................2

         Condensed Consolidated Statements of Earnings
         For the Nine and Three Month Periods Ended
         November 28, 1998 and November 30,
         1997 ...............................................................................................3

         Condensed Consolidated Statements of Cash Flows
         For the Nine Month Periods Ended
         November 28, 1998 and November 30,
         1997 ...............................................................................................4

         Notes to Condensed Consolidated Financial
         Statements .........................................................................................5

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.............................................7

Part II - Other information..................................................................................11

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                             (unaudited)
                                                                             November 28,    February 28,
                                                                                 1998            1998
                                                                                 ----            ----
          ASSETS

Current assets:
  Cash and cash equivalents                                                    $  4,518        $ 34,616
  Short-term investments                                                         53,631          52,680
  Accounts receivable - net                                                      98,998          81,135
  Inventories                                                                    78,553          66,726
  Prepaid expenses and other current assets                                       4,720           4,882
  Deferred tax benefit                                                            6,178           6,093
                                                                               --------        --------
                              Total current assets                              246,598         246,132

Property, plant and equipment, net of
  accumulated depreciation and amortization                                      64,139          56,273

 Other assets                                                                    11,902           8,046
                                                                               --------        --------

                                                                               $322,639        $310,451
                                                                               ========        ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                         $     50        $     50
  Accounts payable - trade                                                       23,724          18,743
  Accrued expenses and other current liabilities                                 36,753          34,158
  Income taxes payable                                                            9,151           5,826
                                                                               --------        --------
                              Total current liabilities                          69,678          58,777

Long-term debt -net                                                                  50             100

Minority interest                                                                  --               405

Stockholders' equity:
  Preferred stock - par value $.01, authorized,
    2,000,000 shares; no shares issued
  Common stock - par value $.10, authorized, 100,000,000 shares; issued
    42,596,000 shares at November 28, 1998 and 42,443,000 shares at
    February 28, 1998                                                             4,260           4,244
  Additional paid-in capital                                                     65,710          64,932
  Retained earnings                                                             266,226         217,174
                                                                               --------        --------
                                                                                336,196         286,350
  Less:
    Common stock in treasury - at cost;
    5,070,070 shares at November 28, 1998
      and 3,070,070 at February 28, 1998                                         83,285          35,181
                                                                               --------        --------
                              Total stockholders' equity                        252,911         251,169
                                                                               --------        --------

                                                                               $322,639        $310,451
                                                                               ========        ========

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (Amounts in thousands, except per share data)



                                                             (unaudited)                               (unaudited)
                                                     Nine Months         Nine Months         Three Months        Three Months
                                                        Ended               Ended               Ended                Ended
                                                   November 28, 1998   November 30, 1997   November 28, 1998   November 30, 1997
                                                   -----------------   -----------------   -----------------   -----------------
Net Sales                                              $ 418,914           $ 373,781           $ 157,047           $ 145,714
Cost of goods sold                                       218,208             198,004              80,742              75,636
                                                       ---------           ---------           ---------           ---------
  Gross profit                                           200,706             175,777              76,305              70,078

Selling, general  and administrative expenses            127,614             112,132              45,224              39,685
Net royalty income                                        (4,372)             (4,108)             (1,370)             (1,802)
                                                       ---------           ---------           ---------           ---------
  Operating profit                                        77,464              67,753              32,451              32,195

Investment income, net                                     3,207               2,377                 590                 894
Minority interest in consolidated subsidiary                 405                 806                 120                 215
                                                       ---------           ---------           ---------           ---------

Earnings before provision for income taxes                81,076              70,936              33,161              33,304

Provision for income taxes                                32,025              28,345              13,099              13,292
                                                       ---------           ---------           ---------           ---------

NET EARNINGS                                           $  49,051           $  42,591           $  20,062           $  20,012
                                                       =========           =========           =========           =========

Net earnings per share of common stock
     Basic                                             $    1.27           $    1.09           $    0.53           $    0.51
                                                       =========           =========           =========           =========
     Diluted                                           $    1.20           $    1.02           $    0.51           $    0.48
                                                       =========           =========           =========           =========

Weighted average number of common shares
  outstanding
     Basic                                                38,732              39,007              37,515              39,045
                                                       =========           =========           =========           =========
     Diluted                                              40,976              41,740              39,362              41,767
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

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                                                          (unaudited)
                                                                                Nine Months           Nine Months
                                                                                   Ended                 Ended
                                                                             November 28, 1998     November 30, 1997
                                                                             -----------------     -----------------
Cash flows from operating activities:
Net earnings                                                                      $ 49,051             $ 42,591
                                                                                  --------             --------
Adjustments to reconcile net earnings to net cash provided by operating activities:
      Minority interest in consolidated subsidiary                                    (405)                (806)
      Depreciation and amortization                                                  9,257                7,024
      Provision for accounts receivable allowances and sales
            returns and discounts                                                      714                  759
      Changes in operating assets and liabilities
         Accounts receivable                                                       (18,577)             (35,705)
         Inventories                                                               (11,824)              (5,657)
         Prepaid expenses and other current assets                                     160               (3,041)
         Other assets                                                               (2,684)                (684)
         Accounts payable - trade                                                    4,979                1,119
         Accrued expenses and other current liabilities                              2,596               11,163
         Income taxes payable                                                        3,325               10,662
                                                                                  --------             --------
  Total adjustments                                                                (12,459)             (15,166)
                                                                                  --------             --------

Net cash provided by operating activities                                           36,592               27,426
                                                                                  --------             --------

Cash flows from investing activities:
  Proceeds from minority shareholders of consolidated subsidiary                      --                    680
  Acquisition, net of cash acquired                                                 (1,650)              (2,948)
  Purchase of property, plant and equipment                                        (16,643)             (17,678)
  Purchases of short-term investments                                               (1,164)             (58,463)
                                                                                  --------             --------
Net cash used in investing activities                                              (19,457)             (78,409)
                                                                                  --------             --------


Cash flows from financing activities:
  Principal payments on long-term debt                                                 (50)                 (50)
  Purchase of treasury stock                                                       (48,104)             (17,872)
  Proceeds from issuance of common stock                                               921                2,613
                                                                                  --------             --------
Net cash used in financing activities                                              (47,233)             (15,309)
                                                                                  --------             --------

Decrease in cash and cash equivalents                                              (30,098)             (66,292)

Cash and cash equivalents at beginning of period                                    34,616               71,887
                                                                                  --------             --------

Cash and cash equivalents at end of period                                        $  4,518             $  5,595
                                                                                  ========             ========


Supplemental Information:

Cash payments for the period:
Income taxes                                                                      $ 28,654             $ 17,700
                                                                                  ========             ========

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 28, 1998
                                   (Unaudited)




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


NOTE 3 -                   The results of operations for the nine and three
                  month periods ended November 28, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 4 -                   The Company utilizes the last-in, first-out "LIFO"
                  method for certain inventories as at November 28, 1998 and February 28, 1998 and for the three and nine month periods ended November 28, 1998 and November 30, 1997. The "LIFO" inventory for the three and nine month periods ended November 28, 1998 and November 30, 1997 are based upon end of year estimates. Inventories at November 28, 1998 and February 28, 1998 consist primarily of finished goods.


NOTE 5 -                   On March 1, 1998, the Company adopted Statement of
                  Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to report certain changes in equity during a period, as comprehensive income, which includes net earnings and the effects of changes in unrealized gains and losses on securities, as follows:


                                                           Nine          Nine             Three         Three
                                                         Months        Months            Months        Months
                                                          Ended         Ended             Ended         Ended
                                                       November      November          November      November
                  (AMOUNTS IN THOUSANDS)               28, 1998      30, 1997          28, 1998      30, 1997
                                                       --------      --------          --------      --------
                  Net earnings                          $49,051       $42,591           $20,062       $20,012
                  Changes in unrealized gains
                  and  losses on securities, net
                  of tax                                   (75)             0                30             0
                                                        -------       -------           -------       -------
                        Comprehensive income            $48,976       $42,591           $20,092       $20,012
                                                        =======       =======           =======       =======

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                NOVEMBER 28, 1998
                                   (Unaudited)


NOTE 6 -                   Short-term investments consist primarily of
                  government and agency bonds, tax exempt municipal bonds and corporate bonds. At November 28, 1998, all securities were designated as available for sale. As of November 28, 1998, gross unrealized gains of $240,000 and gross unrealized losses of $115,000 (less deferred tax of $50,000) were credited to stockholders' equity. For the nine month period ended November 28, 1998, gross realized gains and losses on sales of investments totaled $405,000 and $47,000, respectively. For the three month period ended November 28, 1998, gross realized gains and losses on sales of investments totaled $97,000 and $16,000, respectively.



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

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                NOVEMBER 28, 1998
                                   (Unaudited)

RESULTS OF OPERATIONS

For the Nine Months Ended November 28, 1998:

         Net sales increased 12.1% to $418.9 million in the nine months ended November 28, 1998 from $373.8 million in the comparable prior year period. Wholesale sales increased as a result of opening new in-store shops, the expansion of existing shops and sales increases in existing shops. Nautica retail outlet sales increased primarily as a result of opening additional outlet stores. The increase in sales was due primarily to increased unit volume rather than price increases.

         Gross profit for the period was 47.9%, as compared to 47.0% in the comparable prior year period. The increase resulted from improved wholesale margins and an increase in higher margin retail outlet store sales.

         Total selling, general and administrative expenses increased by $15.5 million to $127.6 million from $112.1 million. Selling, general and administrative expenses as a percentage of net sales increased to 30.5% from 30.0% in the comparable prior year period. The increase was principally a result of increased retail outlet store expenses, increased retail development costs and the start-up costs associated with new product lines.

         Net royalty income increased by $.3 million to $4.4 million from $4.1 million in the comparable prior year period. The increased royalty revenue was generated from both new and existing licensees.

         Investment income increased by $.8 million to $3.2 million from $2.4 million in the comparable prior year period. The increase was primarily the result of higher average cash balances offset by lower rates of return on investments.

         The provision for income taxes decreased to 39.5% from 40.0% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the effective state income tax rates.

         Net earnings increased 15.2% to $49.1 million from $42.6 million in the comparable prior year period as a result of the factors discussed above.

For the Three Months Ended November 28, 1998:

         Net sales increased 7.8% to $157.0 million in the three months ended November 28, 1998 from $145.7 million in the comparable prior year period. Wholesale sales increased as a result of opening new in-store shops, the expansion of existing shops and sales increases in existing shops. Nautica retail outlet sales increased as a result of opening additional outlet stores. The increase in sales is due primarily to increased unit volume rather than price increases. The sales increases were offset on a year to year comparative basis by the sale in the first quarter of the Company's private label business, which was predominately a third quarter business.

         Gross profit for the period was 48.6%, as compared to 48.1% in the comparable prior year period. The increase resulted from improved wholesale margins and an increase in higher margin retail outlet store sales. The Nautica wholesale products achieved higher margins due primarily to changes in the mix of products sold.

         Total selling, general and administrative expenses increased by $5.5 million to $45.2 million from $39.7 million. Selling, general and administrative expenses as a percentage of net sales increased to 28.8% from 27.2% in the comparable prior year period. The increase was a result of increased retail development costs, retail outlet store expenses and the start-up costs associated with new product lines.

         Net royalty income decreased by $.4 million to $1.4 million from $1.8 million in the comparable prior year period. The decrease was due to the termination of the women's sportswear license, the transition of Nautica Jeans from a licensed to an in-house wholesale business and to the general retail weakness which affected a number of licensees.

         Investment income decreased by $.3 million to $.6 million from $.9 million in the comparable prior year period. The decrease was primarily the result of lower average cash balances and lower rates of return on investments.

         The provision for income taxes decreased to 39.5% from 40.0% of earnings before income taxes in the comparable prior year period. The decrease was due primarily to a reduction in the effective state income tax rates.

         Net earnings increased .2% to $20.1 million from $20.0 million in the comparable prior year period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended November 28, 1998, the Company generated cash from operating activities of $36.6 million, principally from net earnings. Increases in accounts receivable and inventory of $18.6 and $11.8 million, respectively, resulted from increased sales, and were financed principally by cash generated from net earnings, and increases in accounts payable. Accounts receivable and inventory balances were higher by 2.9% and 15.3%, respectively, than balances in the prior year. These increases were commensurate with sales increases. During the nine months ended November 30, 1997, the Company generated cash related to operating activities of approximately $27.4 million, principally from net earnings. Increases in accounts receivable and inventory of $35.7 and $5.7 million, respectively, resulting from increased sales levels, were financed by cash generated from net earnings, increases in accounts payable, accrued expenses and income taxes payable. Accounts receivable and inventory balances were higher by 29.6% and 18.8%, respectively, than balances in the preceding year. These increases were commensurate with sales increases.


         During the nine months ended November 28, 1998, the Company's principal investing activities related to the continued expansion of the Nautica in-store shop program and amounts related to the expansion of showrooms. The Company expects to continue to incur capital expenditures to expand the in-store shop program, open additional outlet stores, and to support the start up of new product lines. At November 28, 1998, there were no other material commitments for capital expenditures.


         During the nine months ended November 28, 1998, the Company repurchased 2,000,000 shares of its common stock at a cost of $48.1 million. In December 1998, the Board of Directors authorized the Company to repurchase up to an additional 2,000,000 shares.


         The Company has a total of $100.0 million in lines of credit with two commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by imported inventory and accounts receivable. At November 28, 1998, letters of credit outstanding under the lines were $37.1 million and there were no short-term borrowings outstanding.


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

YEAR 2000

The Company is engaged in a process to ensure that its systems will recognize and process transactions for the year 2000 and beyond. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues with respect to its internal systems and does not believe that the cost of such actions will have a material adverse effect on its results of operations or financial condition. The Company has developed a plan which identifies all systems requiring modification or replacement, established a timeframe for ensuring it's year 2000 compliance and appointed a responsible party in the organization for the particular system. This plan encompasses both information system technologies and non-information technologies. The Company expects to have all systems year 2000 compliant by the middle of 1999, the majority of which are expected to be year 2000 compliant by the end of January 1999. The Company will develop a contingency plan for critical systems in the event timetables are not met.

The Company also has initiated discussions with its significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remediate year 2000 issues when their systems interface with the Company's systems or may otherwise impact operations. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000 issues. The Company's current estimate of costs to be incurred is less than $500,000, which is mostly being incurred internally and does not reflect significant incremental costs. The Company and its' significant suppliers, customers, and financial institutions' inability to implement such systems and changes could have an adverse effect on future results of operations, or financial condition of the Company.


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

                                     PART II

                                OTHER INFORMATION

Items 1 through 9. - All items are inapplicable except:

Item 6.  Exhibits and Reports on Form 8-K

(a)      EXHIBIT INDEX

Exhibit No.                   Distribution
-----------                   ------------
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


                                       NAUTICA ENTERPRISES, INC.




                                  By:   /s/ Harvey Sanders
                                        ---------------------------------------
                                          Harvey Sanders
                                            Chairman of the Board
                                            and President

Date:  January 12, 1999
     -------------------



                                  By:  /s/ Neal S. Nackman
                                       ----------------------------------------
                                         Neal S. Nackman
                                           V.P. Finance and
                                           Chief Accounting Officer

Date:  January 12, 1999
     -------------------