Form 10-K
period 1999-02-27
NAUTICA ENTERPRISES INC
filed 1999-05-27
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 1O-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED FEBRUARY 27, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION
         13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         Commission file number: 0-0708

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

                                 Title of Class
                                 --------------

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        On May 12, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, using the average bid and asked prices of the registrant's stock on such date, was $424,802,544. As of May 12, 1999, there were issued and outstanding 34,572,721 shares of the Company's Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE
       Identification of Document                Part into which Incorporated
       --------------------------                ----------------------------

  Proxy Statement  for Annual Meeting
of Stockholders to be held July 1, 1999.     Part III -- Items 10, 11, 12 and 13

                                     PART I


ITEM 1. BUSINESS.

                  Nautica Enterprises, Inc., a Delaware corporation (together with its subsidiaries, the "Company"), through its subsidiaries, designs, sources, markets and distributes apparel under the following brands: Nautica; Nautica Competition; NST-Nautica Sport Tech; Nautica Jeans Company; E. Magrath; and, Byron Nelson. These products feature innovative designs, classic styling, quality fabrics and functionality.

                  The Company's in-store shop programs for the Nautica, Nautica Competition, NST- Nautica Sport Tech and Nautica Jeans collections are an integral part of the Company's marketing strategy for its wholesale business. Through this program, the Company and a department store customer create a specific area within the store dedicated to the exclusive merchandising and sale of the Nautica, Nautica Competition or Nautica Jeans Company collections, as the case may be. Each of these shops are outfitted with signature fixtures consistent with the image of each of the brands and present the collections in an integrated, visually attractive environment.

                  In addition to its wholesale business, the Company operates outlet stores that provide an additional sales channel for Nautica products and allows for the organized distribution of excess and out-of-season merchandise.

                  The Company strategically extends the Nautica brands and broadens the international distribution of the Nautica apparel collection through license arrangements. The Nautica name is currently licensed for a range of products consistent with Nautica's design concepts and image. The Nautica name is also licensed globally to agents or companies for distribution of the Nautica collection in international regions.


BRANDS AND PRODUCTS

                  Nautica

                  Through the Nautica brand the Company offers a collection of men's sportswear, outerwear and activewear. The Nautica collection features innovative designs, classic styling and quality fabrics. The Nautica name and trademarks are prominently displayed on Nautica products to promote brand awareness and maintain consumer loyalty. While Nautica products are targeted to the 25-54 year old age group, the Company believes that its products appeal to both younger and older consumers who identify with the Nautica lifestyle and image.

                  The Nautica collection is designed, like all of the Company's brands, by an in-house design and merchandising staff. Products in the Nautica collection include the following: sportswear -- sweaters, cardigans, woven shirts, knit shirts, rugbys, pants and shorts; outerwear -- parkas, anoraks, bomber jackets and inclement weather gear in various fabrications; activewear -- fleece and french terry tops, fleece and french terry pants and shorts, tee shirts and swimwear; and caps. The Nautica collection is sold through the Company's wholly-owned subsidiary, Nautica International, Inc.

                  Nautica maintains an inventory of basic, all year items in order to allow the continuous replenishment of such stock to its retail customers. Such items include denim shirts, cotton pique knit and tee shirts, cotton twill and nylon pants, lightweight jackets, swimwear and french terry tops and bottoms. Retail customers are able to reorder these products throughout the year via electronic data interchange.

                  The Nautica collections are presented during Nautica's four merchandising seasons, with approximately three deliveries in each season. The first collection delivery of the Spring, Transitional, Fall and Holiday seasons represents core and key items. These are Nautica's classic products that are engineered to create a strong visual presentation based on volume and color impact. Typically, these items are offered using six to ten different colors per style. The remaining deliveries within each merchandising season are based on seasonal themes developed by Nautica's design and merchandising staffs and are distinguished by their distinctive use of color, novelty prints and innovative fabrics and unique design elements. Each of the deliveries are developed to be merchandised together as a cohesive Nautica collection.

                  Nautica Competition

                  The Nautica Competition brand, which was introduced by the Company in 1996, features active-inspired apparel products with colorful graphics and bold logos using performance and activewear fabrics. The Nautica Competition name and trademarks are prominently displayed on the products and in its marketing. While the collection is targeted to a somewhat younger age group than the Nautica collection, the Company believes that such products also appeal to the Nautica customer.

                  The Nautica Competition collection includes activewear, outerwear and caps. Activewear includes fleece and french terry tops, french terry pants and shorts, performance fleece, tee shirts and swimwear. Outerwear includes parkas, anoraks, bomber jackets and inclement weather gear. The Nautica Competition products that are offered on a year round basis through the Company's automatic replenishment program include fleece and french terry tops and bottoms. The collection is sold through the Company's wholly-owned subsidiary, Nautica International, Inc.

                  The Nautica Competition collections are presented during four merchandising seasons, with approximately two deliveries in each season. All deliveries are based on seasonal athletic themes developed by the Company's in-house design and merchandising staffs and are distinguished by the use of bold graphics, color and innovative fabrics and styling details.

                  NST--Nautica Sport Tech

                  Through the NST--Nautica Sport Tech brand the Company offers a collection of young men's activewear and outerwear. Launched in Spring 1999, this line of authentic athleticwear is designed to appeal to the dedicated young athlete by combining "street" style and performance features. While NST has a "look and attitude" all its own, it is true to the Nautica heritage of authenticity, integrity and value-added detailing.

                  The NST collections includes activewear, outerwear and caps. Activewear includes fleece and french terry tops, fleece and french terry pants and shorts, performance fleece fabrics and tee shirts. Outerwear includes parkas, anoraks and bomber jackets. NST is targeted to a youthful age group. It is sold through the Company's wholly-owned subsidiary, Nautica Sport Tech, Inc.

                  The NST collections are presented in four merchandising seasons with approximately two deliveries. The deliveries are based on youth culture sporting themes. The products are color driven with high tech details, logo brand identification and use of technical and performance fabrics.

                  Nautica Jeans Company

                  Through the Nautica Jeans Company brand, which will be introduced for Fall 1999, the Company offers a denim-based collection of men's apparel, including woven shirts, knits, bottoms and outerwear. Knits include sweaters, tee shirts and activewear; bottoms include denim jeans, casual pants, denim shorts and casual shorts; and, outerwear includes lightweight, transitional weight and down outerwear. The products of the Nautica Jeans Company are targeted to the 16-35 year old age group and feature detailing based upon authentic workwear. The Nautica Jeans Company expects to launch a denim-based collection of ladies apparel in fiscal year 2000, which will include most of the products offered in the men's collection, plus skirts and dresses.

                  The Nautica Jeans Company's collections are presented in eleven fashion deliveries with four key item deliveries. Each delivery includes products that are merchandised together, using colorations, labels, patches and intriguing fabrics. The Nautica Jeans Company products that are offered on a year round basis through the Company's automatic replenishment program include four basic jeans offered in four different fits and three to five different washes/rinses, and tee shirts. The collection is sold through the Company's wholly-owned subsidiary, Nautica Jeans Company.

                  Nautica Robes and Sleepwear

                  The Nautica robes and sleepwear collection for men includes boxer shorts, jams, night shirts, henley's camp shirts, nightshirts and pull on pants. In 1999, the Company introduced a Nautica robes and sleepwear collection for ladies, capitalizing on the success of its men's robes and sleepwear line. The collection includes pajamas, knit tops and pants, drawstring shorts, chemise, gowns and night shirts. The men's sleepwear collection includes boxer shorts, jams, night shirts, henley's, camp shirts, nightshirts and pull on pants. The Nautica men's and ladies robes and sleepwear collections are sold through the Company's wholly-owned subsidiary, Nautica Furnishings, Inc.

                  The Nautica robes and sleepwear collections are presented in four merchandising seasons with monthly deliveries. The deliveries are distinguished by fabrications, use of color, pattern and prints, and styling. In addition, certain of the products are offered through the Company's automatic replenishment program.

                  E. Magrath and Byron Nelson

                  Through the E. Magrath Apparel Company, a wholly-owned subsidiary of the Company, the Company offers the E. Magrath and Byron Nelson golf sportswear collections. Each collection includes knit shirts, woven shirts, trousers, shorts, lightweight outerwear and windshirts, and are targeted to consumers for on and off golf course wear. The Byron Nelson label, which is licensed by the Company, is displayed on the products offered in the Byron Nelson collections. These collections are presented in two lines each year and are sold through better country clubs and resorts nationwide.

                  Other Activities

                  The Company also licenses the Nautica name and related trademarks for a range of products consistent with Nautica's design concepts and image. See "Licensing."


MARKETING

                  The Company concentrates its marketing efforts on national and regional print and outdoor advertising. The advertising captures the images of each of its brands in environments that reflect the lifestyle approach of each collection. The Company's advertising campaigns are featured throughout the year in national magazines, including Conde Nast Traveler, GQ, L'Uomo Vogue, Men's Health, The New Yorker, The New York Times Magazine, Sports Illustrated and Vanity Fair; and, in regional magazines. The Company also advertises its brands utilizing outdoor media, including bus shelters, bus panels and billboards. In addition, the Company participates with its retail customers in a cooperative advertising program. The print advertising is supplemented by a series of special events and sports sponsorships. With the introduction of NST and Nautica Jeans Company, the Company's marketing efforts are expanding to include outdoor advertising, media tie-ins, websites and grass roots advertising.

                  The Company's in-store shop programs for the Nautica, Nautica Competition and Nautica Jeans Company collections are an integral part of the Company's marketing strategy of its wholesale businesses. Through this program, the Company and a department store customer create a specific area within the store dedicated to the exclusive merchandising and sale of the Nautica , Nautica Competition or Nautica Jeans Company collections, as the case may be. Each of these shops, strategically located in the collections departments of leading department stores, are outfitted with signature fixtures consistent with the image of each of the brands and present the collections in an integrated, visually attractive environment.

                  The Company plans to continue to expand its in-store shop program in department stores which currently sell the Nautica, Nautica Competition and Nautica Jeans Company collections and to install such shops in additional retail locations. The continued development of the Company's in-store shop program is dependent on general apparel industry conditions, continued participation by retail customers and continued demand by consumers for the Company's collections.

                  In fiscal 1996, the Company expanded the Nautica in-store shop program to include shops featuring the Nautica Competition brand of apparel. These shops feature high tech materials accented with aluminum and glass and athletic inspired photographs. In fiscal 2000, Nautica Jeans Company will open its first in-store shops. The Nautica Jeans Company in-store shops will feature wooden floors and metal, glass and copper design elements meant to evoke the image of an old deserted knitting factory and to enable the consumer to see what sets the products of the Nautica Jeans Company apart from its competitors - great fit, engineering, fabric details and rinses/washes.

                  In order to maximize the effectiveness of the Company's in-store shop program, the Company operates a merchandise coordinator program. Each of the Company's merchandise coordinators services a group of retail customers within a common geographic region. They communicate with and visit each of their customers on a regular basis to ensure proper visual display of the Company's merchandise, analyze inventory requirements, and provide selling and merchandising support to the sales staff. Merchandise coordinators also train certain department store employees with regard to product features, sales methods and shop management. They also provide sales information to the Company's retail analysts who monitor retail performance and develop plans to assist these retail customers with future purchases of Company products. Management believes that the performance of the Company's in-store shops is enhanced by the close interaction of its merchandise coordinators with its retail customers.

                  Company products are marketed by a regional sales force and sales representatives through its showrooms in New York City and Dallas, Texas to leading department and speciality stores. In addition, NST is marketed to specialty athletic stores, and E. Magrath and Byron Nelson are marketed to golf shops at better country clubs and resorts. In fiscal year 1999, Dillard Department Stores, Federated Department Stores and May Department Stores Company each accounted for approximately 18%, 19% and 22%, respectively, of the Company's total gross sales. No other customer of the Company accounted for 10% or more of the Company's sales during that period.


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

                  The Company sources for many of its manufacturers a broad range of natural and synthetic fabrics primarily from foreign textile mills and converters. The Company separately negotiates with fabric suppliers for the sale of required fabric which is then purchased by its manufacturers in accordance with the Company's specifications. To date, the Company has not experienced difficulty in sourcing fabrics for its manufacturers. Management believes that many alternate sources of supplies exist. However, the inability of current sources to satisfy the Company's fabric requirements, the loss of certain fabric vendors, or a delay in manufacturers obtaining fabrics from certain vendors, could have a material adverse effect on the Company's business and operating results. The Company does not have any long-term commitments with fabric suppliers.

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

                  Nautica Licensing currently licenses products for wholesale distribution in the following product categories: fragrances for men and women, neckwear, tailored clothing, footwear, watches, hosiery, eyewear, rainwear, infants', girls' and boys' apparel, leather belts, wallets and accessories, umbrellas, a home furnishings collection, gloves, scarves, mufflers and hankies, and dress shirts.

                  Internationally, Nautica apparel currently is licensed for sale in Argentina, Australia, Brazil, Canada, Chile, Colombia, Europe, Greece, Hong Kong, Indonesia, Japan, Korea, Malaysia, Mexico, New Zealand, Panama, Philippines, Singapore, Taiwan, Thailand, United Arab Emirates and Uruguay. In addition to wholesale distribution of Nautica apparel, international licensees operate Nautica retail stores in certain of these markets.

                  As a provision of the agreement by which the Company acquired the Nautica brand in 1984, David Chu, Executive Vice President of the Company and President of Nautica Licensing, is entitled to receive 50% of the net royalty income from licensing the Nautica name and trademarks. The Company receives the remaining 50% of such net royalty income. Through a separate arrangement, Mr. Chu is entitled to receive up to 1.5% of the net sales of certain new products.

OUTLET RETAIL

                  The Company operates 78 outlet stores generally located in outlet centers throughout the United States. The Company's outlet retail operations are conducted through its wholly-owned subsidiary, Nautica Retail USA, Inc. These outlet retail stores have enabled the Company to increase sales in certain geographic markets where Nautica products were not previously available and reach consumers who favor value-oriented retailers. They also provide opportunities for Nautica to sell excess and out-of-season merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices. Nautica retail outlet stores are geographically positioned to minimize potential conflict with the Company's retail customers.


SEASONALITY

                  Historically, the Company has experienced its highest level of sales in the second and third quarters and its lowest level in the first and fourth quarters. This pattern has resulted primarily from the timing of shipments to retail customers for Spring, Summer, Fall and Holiday seasons. In the future, the timing of seasonal shipments may vary by quarter.


TRADEMARKS

                  Nautica and its related trademarks (the "Nautica Marks") are registered trademarks of Nautica Licensing in the United States for apparel and certain other products, including all licensed products. Application to register the Nautica Marks in other product categories have been filed by the Company in the United States. In addition, the Company has registered or is in the process of registering the Nautica Marks in over 100 countries throughout the world for apparel and in other complementary product categories.

                  In addition to the Nautica Marks, the Company has registered or is in the process of registering the following trademarks in the United States and certain other countries for apparel and certain other products:
Nautica Competition, NST-Nautica Sport Tech, and Nautica Jeans Company.

                  The Company regards its trademarks and other proprietary rights as valuable assets.


COMPETITION

                  The apparel industry is highly competitive. The Company encounters substantial competition from brands such as Polo/Ralph Lauren, Tommy Hilfiger and Claiborne, as well as from certain non-designer lines. In addition, department stores, including some of the Company's major retail customers, have increased in recent years the amount of goods manufactured and sold under their own labels. Some of the Company's competitors are significantly larger and more diversified than the Company and have substantially greater resources available for marketing their products. The Company believes that its ability to compete effectively depends upon the continuing appeal of Nautica apparel and the Company's other products to its retail customers and consumers as well as the Company's ability to continue to offer high quality apparel at appropriate price points.


EMPLOYEES

                  At February 27, 1999, the Company had approximately 2,266 employees. Approximately 250 of such employees are parties to a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

                  The Company operates four warehouse and distribution facilities in Rockland, Maine and one in Irving, Texas. A 350,000 square foot facility and a 100,000 square foot facility, both owned by the Company, are used for receiving, shipping and warehousing the Company's products. Two leased facilities of approximately 60,000 square feet each and one leased facility of approximately 25,000 square feet are used for warehousing the Company's products.

                  In fiscal year 2000, the Company entered into a lease for 150,000 square feet of warehouse space in Edison, New Jersey. This facility will be used for receiving, shipping and warehousing Nautica outlet retail merchandise. The facility previously used for the retail outlet business will be used for other Company products.

                  The Company has administrative and sales offices at 40 West 57th Street, New York, New York, where it occupies under lease approximately 66,000 square feet. It also leases a design studio of approximately 44,000 square feet located at 11 East 19th Street, New York, New York. The Company or its affiliates also leases sales offices in Dallas, Texas and London, England, one full price retail store and 78 Nautica retail outlet stores located throughout the United States. The retail outlet stores range in size from approximately 2,400 to 9,300 square feet, and average approximately 3,800 square feet. All of the Company's facilities are deemed by it to be adequate for the purposes utilized.


ITEM 3. LEGAL PROCEEDINGS.

                  None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matters were submitted to a vote of security-holders during the fourth quarter of fiscal 1999.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The Company's common stock is publicly quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the trading symbol "NAUT".

                  The following table sets forth for the periods indicated the high and low reported sales prices per share for the common stock as the NASDAQ National Market System.


                                                               HIGH        LOW
FISCAL 1998
         First Quarter Ended May 31, 1997                     $28.13      $18.63
         Second Quarter Ended August 31, 1997                  28.50       19.50
         Third Quarter Ended November 30, 1997                 30.00       23.75
         Fourth Quarter Ended February 28, 1998                30.38       20.00

FISCAL 1999
         First Quarter Ended May 30, 1998                     $32.50      $24.19
         Second Quarter Ended August 29, 1998                  32.00       22.00
         Third Quarter Ended November 28, 1998                 22.94       15.10
         Fourth Quarter Ended February 27, 1999                20.12       13.25
FISCAL 1999
         First Quarter (through May 11, 1999)                 $15.75      $10.88

                  As of May 11, 1999, there were approximately 480 holders of record of the Company's common stock.

                  The policy of the Company is to retain earnings to provide funds for the operation and expansion of its business and, accordingly, the Company has paid no cash dividends on its Common Stock. Any payment of future cash dividends and the amount thereof will be dependent upon the Company's earnings, financial requirement, and other factors deemed relevant by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

                                                                            Year ended
                                                --------------------------------------------------------------------
Amounts in thousands, except                    FEBRUARY 27,  February 28,  February 28,  February 29,  February 28,
    per share data                                  1999          1998          1997          1996          1995
    --------------                                  ----          ----          ----          ----          ----
Selected consolidated statements of earnings
   data
       Net sales                                  $552,650      $484,832      $386,560      $302,541      $247,631
                                                  ========      ========      ========      ========      ========

Net earnings                                      $ 58,708      $ 56,418      $ 44,040      $ 31,986      $ 23,971
                                                  ========      ========      ========      ========      ========

Net earnings per share of common stock
    Basic                                         $   1.53      $   1.44      $   1.10      $    .81      $    .61
                                                  ========      ========      ========      ========      ========
    Diluted                                       $   1.45      $   1.35      $   1.02      $    .76      $    .58
                                                  ========      ========      ========      ========      ========

Cash dividends per share of common stock
                                                      NONE          None          None          None          None

Selected consolidated balance sheets data
   Total assets                                   $332,334      $310,451      $251,393      $209,340      $168,355
   Long-term debt, excluding
   current portion                                      50           100           150           200           250
   Working capital                                 179,566       187,355       156,239       133,912       114,489
   Stockholders' equity                            255,817       251,169       203,127       173,138       139,300

All share data has been adjusted to reflect stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

              The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires certain financial statement footnote disclosure as to our business segments, which are Wholesale and Outlet Retail. Our Wholesale segment consists of businesses that design, market, source and distribute sportswear, activewear, outerwear, robes and sleepwear for men and robes and sleepwear for ladies to retail store customers. Our Outlet Retail segment consists of businesses that sell merchandise through outlet retail stores directly to consumers.


Fiscal year ended February 27, 1999 compared to February 28, 1998:

              Net sales increased 14.0% to $552.7 million in the fiscal year ended February 27, 1999 from $484.8 million in the prior year. The increase in sales was due primarily to increased unit volume rather than price increases. Wholesale sales increased 11.3% to $428.3 million from $384.8 million as a result of opening new in-store shops, the expansion of existing shops and sales increases in existing shops. Outlet Retail sales increased 24.3% to $124.3 million from $100.0 million primarily as a result of opening additional outlet retail stores.

              Gross profit as a percentage of sales of 48.1% was comparable to 47.9% in the prior year.

              Total selling, general and administrative expenses increased by $29.3 million to $178.3 million from $149.0 million. Selling, general and administrative expenses as a percentage of net sales increased to 32.3% from 30.7% in the prior year. The increase in the percentage of net sales is principally a result of the start-up costs associated with the planned launch of new product lines, higher general marketing and retail development costs.

              Net royalty income decreased to $5.3 million from $5.7 million in the prior year. The decrease was due to the termination of the women's sportswear license, the transition of the fragrance license and to the general retail weakness that affected a number of licensees.

              Investment income increased to $4.0 million from $3.8 million in the prior year. The increase is primarily the result of higher average cash balances offset by lower rates of return on investments.

              The provision for income taxes of 39.5% was comparable to 39.6% in the prior year.

              Net earnings increased 4.1% to $58.7 million from $56.4 million in the prior year as a result of the factors discussed above.


Fiscal year ended February 28, 1998 compared to February 28, 1997:

              Net sales increased 25.4% to $484.8 million in the fiscal year ended February 28, 1998 from $386.6 million in the prior year. This increase is primarily a result of increased sales of Nautica products. The increase in sales is due primarily to increased unit volume rather than price increases. Wholesale sales increased 21.4% to $384.8 million from $316.9 million due to the expansion of Nautica's in-store shop program, including both new and expanded shops as well as increases in existing shops. Outlet Retail sales increased 43.5% to $100.0 million from $69.7 million as a result of opening additional outlet retail stores during the year, the full year effect of stores opened in 1997 and an increase in comparable store sales.

              Gross profit for the year was 47.9% compared to 46.8% of net sales in the prior year. The increase resulted primarily from a shift to higher margin wholesale products and to an increase in retail outlet store sales.

              Total selling, general and administrative expenses increased by $33.5 million to $149.0 million from $115.5 million. Selling, general and administrative expenses as a percentage of net sales increased to 30.7% from 29.9% in the prior year. The increase in the percentage of net sales is due primarily to higher general marketing and retail development costs.

              Net royalty income increased to $5.7 million from $3.8 million in the prior year. The increased royalty revenue was generated from both new and existing licensees.

              Investment income increased to $3.8 million from $3.0 million in the prior year. The increase is primarily the result of higher rates of return on investments.

              The provision for income taxes of 39.6% was comparable to 39.4% in the prior year.

              Net earnings increased 28.1% to $56.4 million from $44.0 million in the prior year as a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

              During the years ended February 27, 1999 and February 28, 1998, the Company generated cash from operating activities of $60.6 million and $54.1 million, respectively. Such cash was principally from net earnings and increases in accounts payable - trade, accrued expenses and income taxes payable offset by inventory increases in 1999 and 1998 of $3.5 and $4.2 million, respectively, and increases in accounts receivable of $21.9 and $20.6 million, respectively. Accounts receivable balances were higher by 26.3% and 34.0%, respectively, than balances in the preceding year. Inventory balances were higher by 5.2% and 8.8%, respectively, than balances in the preceding year. These increases were related to sales increases.

              During the year ended February 27, 1999, the Company's principal investing activities related to the continued expansion of the Nautica in-store shop program and amounts related to the expansion of showrooms. The Company expects to continue to incur capital expenditures to expand the in-store shop program, open additional outlet stores, and to support the start-up of new product lines. At February 27, 1999, there were no other material commitments for capital expenditures. During the year ended February 28, 1998, the Company's principal investing activities related to the continued expansion of the in-store shop program and the purchase of short-term investments.

              During the year ended February 27, 1999, the Board of Directors of the Company approved stock purchase programs, authorizing the Company to repurchase up to 4,000,000 shares of its common stock and in March 1999, authorized an additional 2,000,000 shares. During 1999, the Company repurchased 2,534,000 shares at a cost of $55.9 million. Subsequent to year end, the Company purchased an additional 2,424,500 shares at a cost of $29.2 million. Under a previously adopted plan, the Company repurchased 1,500,000 shares during 1998 and 1997.

              The Company has $100.0 million in lines of credit with two commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by imported inventory and accounts receivable. At February 27, 1999 letters of credit outstanding under the lines were $37.9 million and there were no short-term borrowings outstanding.

              Historically, the Company has experienced its highest level of sales in the second and third quarters and its lowest level in the first and fourth quarters. This pattern has resulted primarily from the timing of shipments to retail customers for Spring and Fall seasons. In the future, the timing of seasonal shipments may vary by quarter. The Company anticipates that internally generated funds from operations, existing cash balances and the Company's existing credit lines will be sufficient to satisfy its cash requirements.

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


YEAR 2000

              The Company is engaged in a process to ensure that its systems will recognize and process transactions for the year 2000 and beyond. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues with respect to its internal systems and does not believe that the cost of such actions will have a material adverse effect on its results of operations or financial condition. The Company has developed a plan which identifies all systems requiring modification or replacement, established a timeframe for ensuring it's year 2000 compliance and appointed a responsible party in the organization for the particular system. The Company expects to have all systems compliant by the middle of 1999, the majority of which are already year 2000 compliant.

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

              The Company is in the process of developing a contingency plan in order to minimize the potential disruption of business operations that may result if the Company, its vendors or customers fail to become year 2000 compliant. The contingency plan is expected to be completed by the middle of 1999.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

     This Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "anticipates," "expects" and similar expressions, which identify forward-looking statements, are subject to certain risks and uncertainties, includng those which are economic, competitive and technological, that could cause actual results to differ materially from those forecast or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report, as well as the Company's periodic reports on Forms 10-K and 10-Q and other filings with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT INTEREST RATE RISK

              The Company has no long-term debt, and finances capital needs through available capital, future earnings and bank lines of credit. The Company's exposure to market risk for changes in interest rates is primarily in its investment portfolio. The Company, pursuant to investing guidelines, mitigates exposure by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. During fiscal year 1999, the Company earned investment income of $4.0 million. If interest rates had been 1% lower than they were during the year, investment income would have been $.8 million lower. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal year 2000, although there can be no assurance that interest rates will not significantly change.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              Financial Statements required by Part II, Item 8 are included in
Part IV, Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      NONE

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 1, 1999.


ITEM 11. EXECUTIVE COMPENSATION.


                  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 1, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 1, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 1, 1999 and by reference to Footnotes F, G, and I of the Consolidated Financial Statements included in this report and referred to at
Part IV, Item 14.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.   Financial Statements

         The following consolidated Financial Statements of Nautica Enterprises, Inc. and Subsidiaries required by Part II, Item 8, are included in Part IV of this report:

                                                                         Page
                                                                         ----
Report of Independent Certified Public Accountants                           F-1

Consolidated Balance Sheets at February 27, 1999 and
February 28, 1998                                                            F-2

Consolidated Statements of Earnings for each of the three
years in the in the period ended February 27, 1999                           F-4

Consolidated Statement of Stockholders' Equity for each
of the three years in the period ended February 27, 1999                     F-5

Consolidated Statements of Cash Flows for each of the
three years in the period ended February 27, 1999                            F-6

Notes of Consolidated Financial Statements                              F-7 - 21

(a) 2.   Financial Statement Schedule

         Included in Part IV of this report:

         Schedule for each of the three years in the period ended
         February 27, 1999:

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

         10(iii)(c)   Registrant's 1996 Stock Incentive Plan is incorporated by
                      reference herein from Registrant's Registration Statement
                      on Form S-8 (Registration Number 333-55711).

         10(iii)(d)   Registrant's 1994 Incentive Compensation Plan is
                      incorporated herein from the Registrant's Annual Report on
                      Form 10-K for the fiscal year ended February 28, 1997.

         10(iii)(e)   Registrant's Deferred Compensation Plan is incorporated
                      herein by reference from the Registrant's Annual Report on
                      Form 10-K for the fiscal year ended February 28, 1998 .

         10(iii)(f)   Option Agreement and Royalty Agreement, each dated July 1,
                      1987, by and among the Registrant and David Chu are
                      incorporated herein by reference from the Registrant's
                      Registration Statement on Form S-1 (Registration No.
                      33-21998), and letter agreement dated May 1, 1998 between
                      Mr. Chu and the Registrant is incorporated herein by
                      reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998.

         21           Subsidiaries of Registrant

         23.1         Consent of Independent Certified Public Accountants

         27           Financial Data Schedule

(b) Reports on Form 8-K.

                      None.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
    NAUTICA ENTERPRISES, INC.


We have audited the accompanying consolidated balance sheets of Nautica Enterprises, Inc. and Subsidiaries as of February 27, 1999 and February 28, 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended February 27, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nautica Enterprises, Inc. and Subsidiaries as of February 27, 1999 and February 28, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 27, 1999, in conformity with generally accepted accounting principles.

We have also audited the schedule listed in the accompanying index at Item 14(a)2. for each of the three years in the period ended February 27, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





GRANT THORNTON LLP


New York, New York
April 15, 1999

                   Nautica Enterprises, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)


                                                         FEBRUARY 27,  February 28,
                        ASSETS                               1999          1998
                                                         -----------   ------------
CURRENT ASSETS
    Cash and cash equivalents                              $ 15,498      $ 34,616
    Short-term investments                                   55,049        52,680
    Accounts receivable - net of allowances of $5,640
       in 1999 and $5,736 in 1998                           102,471        81,135
    Inventories                                              70,212        66,726
    Prepaid expenses and other current assets                 5,434         4,882
    Deferred tax benefit                                      7,369         6,093
                                                           --------      --------

         Total current assets                               256,033       246,132


PROPERTY, PLANT AND EQUIPMENT - AT COST,
    less accumulated depreciation and amortization           64,524        56,273


OTHER ASSETS                                                 11,777         8,046
                                                           --------      --------

                                                           $332,334      $310,451
                                                           ========      ========


The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                    (amounts in thousands, except share data)


                                                                FEBRUARY 27,    February 28,
      LIABILITIES AND STOCKHOLDERS' EQUITY                          1999            1998
                                                                ------------    ------------
CURRENT LIABILITIES
    Current maturities of long-term debt                         $      50       $      50
    Accounts payable - trade                                        29,596          18,743
    Accrued expenses and other current liabilities                  40,298          34,158
    Income taxes payable                                             6,523           5,826
                                                                 ---------       ---------

         Total current liabilities                                  76,467          58,777


LONG-TERM DEBT - NET                                                    50             100


COMMITMENTS AND CONTINGENCIES


MINORITY INTEREST                                                       --             405


STOCKHOLDERS' EQUITY
    Preferred stock - par value $.01; authorized, 2,000,000
       shares; no shares issued                                         --              --
    Common stock - par value $.10; authorized, 100,000,000
       shares; issued, 42,604,000 shares in 1999 and
       42,435,000 shares in 1998                                     4,260           4,244
    Additional paid-in capital                                      66,813          64,730
    Retained earnings                                              275,882         217,174
    Accumulated other comprehensive (loss) income                      (35)            202
    Common stock in treasury at cost; 5,596,000 shares
       in 1999 and 3,062,000 shares in 1998                        (91,103)        (35,181)
                                                                 ---------       ---------

                                                                   255,817         251,169
                                                                 ---------       ---------
                                                                 $ 332,334       $ 310,451
                                                                 =========       =========


The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (amounts in thousands, except share data)


                                                                YEAR ENDED         Year ended         Year ended
                                                               FEBRUARY 27,       February 28,       February 28,
                                                                   1999               1998               1997
                                                              ------------       ------------       -------------
Net sales                                                     $    552,650       $    484,832       $    386,560
Cost of goods sold                                                 287,021            252,698            205,552
                                                              ------------       ------------       ------------

Gross profit                                                       265,629            232,134            181,008

Selling, general and administrative expenses                       178,293            149,044            115,476
Net royalty income                                                  (5,281)            (5,738)            (3,803)
                                                              ------------       ------------       ------------

Operating profit                                                    92,617             88,828             69,335

Other income
    Investment income, net                                           4,016              3,781              2,995
    Minority interest in loss of consolidated subsidiary               405                785                310
                                                              ------------       ------------       ------------

Earnings before provision for income taxes                          97,038             93,394             72,640

Provision for income taxes                                          38,330             36,976             28,600
                                                              ------------       ------------       ------------

NET EARNINGS                                                  $     58,708       $     56,418       $     44,040
                                                              ============       ============       ============

Net earnings per share of common stock
    Basic                                                     $       1.53       $       1.44       $       1.10
                                                              ============       ============       ============
    Diluted                                                   $       1.45       $       1.35       $       1.02
                                                              ============       ============       ============

Weighted average number of common shares outstanding
    Basic                                                       38,430,000         39,081,000         39,960,000
                                                              ============       ============       ============
    Diluted                                                     40,529,000         41,729,000         42,969,000
                                                              ============       ============       ============


The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

     Years ended February 27, 1999, February 28, 1998 and February 28, 1997
                   (amounts in thousands, except share data)


                                                                                                 Accumulated
                                                       Common stock      Additional                 other
                                                   --------------------    paid-in   Retained   comprehensive   Treasury
                                                     Shares      Amount    capital   earnings   (loss) income     stock     Total
                                                     ------      ------    -------   --------   -------------     -----      -----
Balance at February 29, 1996                       41,355,000    $4,135    $52,837   $116,716       $ --        $   (550)  $173,138

Common stock issued on exercise of stock options      416,000        42      1,004                                            1,046
Income tax benefit from stock options                                        1,661                                            1,661
Purchase of treasury stock                                                                                       (16,758)   (16,758)
Comprehensive income
   Net earnings                                                                        44,040                                44,040
                                                   ----------    ------    -------   --------       ----        --------   --------

Balance at February 28, 1997                       41,771,000     4,177     55,502    160,756         --         (17,308)   203,127

Common stock issued on exercise of stock options      664,000        66      2,686                                            2,752
Income tax benefit from stock options                                        6,348                                            6,348
Purchase of treasury stock                                                                                       (17,873)   (17,873)
Other common stock issued                                                      194                                              194
Comprehensive income
   Net earnings                                                                        56,418                                56,418
   Net unrealized investment gain, net of
     deferred taxes                                                                                  202                        202
                                                                                                                           --------
                                                                                                                             56,620
                                                   ----------    ------    -------   --------       ----        --------   --------

Balance at February 28, 1998 (carried forward)     42,435,000     4,243     64,730    217,174        202         (35,181)   251,168

                   Nautica Enterprises, Inc. and Subsidiaries

     Years ended February 27, 1999, February 28, 1998 and February 28, 1997
                   (amounts in thousands, except share data)


                                                                                                 Accumulated
                                                       Common stock      Additional                 other
                                                   --------------------    paid-in   Retained   comprehensive   Treasury
                                                     Shares      Amount    capital   earnings   (loss) income     stock     Total
                                                     ------      ------    -------   --------   -------------     -----     -----
Balance at February 28, 1998 (brought forward)     42,435,000    $4,243    $64,730   $217,174      $ 202        $(35,181)  $251,168

Common stock issued on exercise of stock options      169,000        17      1,008                                            1,025
Income tax benefit from stock options                                        1,075                                            1,075
Purchase of treasury stock                                                                                       (55,922)   (55,922)
Comprehensive income
   Net earnings                                                                        58,708                                58,708
   Net unrealized investment loss, net of
     deferred taxes                                                                                 (237)                      (237)
                                                                                                                           --------
                                                                                                                             58,471
                                                   ----------    ------    -------   --------      -----       --------    --------

BALANCE AT FEBRUARY 27, 1999                       42,604,000    $4,260    $66,813   $275,882      $ (35)      $(91,103)   $255,817
                                                   ==========    ======    =======   ========      =====       ========    ========

The accompanying notes are an integral part of this statement.

                   Nautica Enterprises, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)


                                                               YEAR ENDED        Year ended        Year ended
                                                              FEBRUARY 27,      February 28,      February 28,
                                                                  1999              1998              1997
                                                              ------------      ------------      ------------
Cash flows from operating activities
   Net earnings                                                 $ 58,708          $ 56,418          $ 44,040
   Adjustments to reconcile net earnings to net cash
     provided by operating activities, net of assets
     and liabilities acquired
       Minority interest in net loss of consolidated
         subsidiary                                                 (405)             (785)             (310)
       Deferred income taxes                                      (1,119)             (453)           (2,138)
       Depreciation and amortization                              12,552             8,979             6,272
       Provision for bad debts                                       531               748               254
       Changes in operating assets and liabilities
         Accounts receivable                                     (21,867)          (20,600)          (15,122)
         Inventories                                              (3,486)           (4,224)           (7,069)
         Prepaid expenses and other current assets                  (552)             (575)              984
         Other assets                                             (2,491)           (1,120)             (723)
         Accounts payable - trade                                 10,854            (3,054)            5,122
         Accrued expenses and other current liabilities            6,140             8,780             5,639
         Income taxes payable                                      1,771             9,960             2,504
                                                                --------          --------          --------
         Net cash provided by operating activities                60,636            54,074            39,453
                                                                --------          --------          --------
Cash flows from investing activities
   Purchase of property, plant and equipment                     (20,224)          (21,370)          (17,654)
   Acquisitions, net of cash acquired                             (1,650)           (2,837)
   Purchase of short-term investments                             (2,764)          (52,343)
   Payments to register trademark                                   (169)             (304)             (717)
   Long-term investments                                                                               5,000
                                                                --------          --------          --------
         Net cash used in investing activities                   (24,807)          (76,854)          (13,371)
                                                                --------          --------          --------

Cash flows from financing activities
    Proceeds from minority shareholders of
      consolidated subsidiary                                         --               680               520
    Principal payments on long-term debt                             (50)              (50)              (50)
    Proceeds from issuance of common stock                         1,025             2,752             1,046
    Purchase of treasury stock                                   (55,922)          (17,873)          (16,758)
                                                                --------          --------          --------
         Net cash used in financing activities                   (54,947)          (14,491)          (15,242)
                                                                --------          --------          --------
         (DECREASE) INCREASE IN CASH AND
             CASH EQUIVALENTS                                    (19,118)          (37,271)           10,840
Cash and cash equivalents at beginning of year                    34,616            71,887            61,047
                                                                --------          --------          --------
Cash and cash equivalents at end of year                        $ 15,498          $ 34,616          $ 71,887
                                                                ========          ========          ========
Supplemental disclosures of cash flow information:
    Cash paid during the year for
      Income taxes                                              $ 37,604          $ 27,470          $ 28,526


The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           February 27, 1999, February 28, 1998 and February 28, 1997
                    (amounts in thousands, except share data)


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

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     1.   Principles of Consolidation

          The consolidated financial statements include the accounts of the Company, and its wholly- and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. During 1999, the Company acquired the remaining 49% interest in Nautica Europe, which is consolidated at February 28, 1998 and February 27, 1999.

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

     3.   Short-term Investments

          Short-term investments consist primarily of government and agency bonds, tax-exempt municipal bonds and corporate bonds. These marketable securities are classified as available for sale and are adjusted to market value at the end of each accounting period. Unrealized market gains and losses, net of deferred tax, are reported in stockholders' equity. Realized gains and losses taxes on sales of investments are determined on a specific identification basis, and are included in the consolidated statements of earnings.

                   Nautica Enterprises, Inc. and Subsidiaries

           February 27, 1999, February 28, 1998 and February 28, 1997
                    (amounts in thousands, except share data)

NOTE A (CONTINUED)

     4.   Revenue Recognition

          Revenue within wholesale operations is recognized at the time merchandise is shipped to customers. Retail store revenues are recognized at the time of sale. Allowances for estimated returns are provided when sales are recorded.

     5.   Inventories

          Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for certain wholesale inventories and by the first-in, first-out ("FIFO") method for retail inventories.

          Inventories valued using the LIFO method consisting primarily of finished goods comprised 48% and 71% of consolidated inventories before LIFO adjustment at February 27, 1999 and February 28, 1998, respectively. Had the Company utilized the FIFO method of accounting for inventory, inventories would have been higher by $2,748 and $2,757 at February 27, 1999 and February 28, 1998, respectively.

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

     7.   Other Assets

          Included in other assets is an excess of cost over net assets acquired of approximately $6,884 and $5,234 at February 27, 1999 and February 28, 1998, respectively. These assets are being amortized on a straight-line basis over twenty- and forty-year periods. Accumulated amortization at February 27, 1999 and February 28, 1998 was $863 and $635, respectively.

                   Nautica Enterprises, Inc. and Subsidiaries

           February 27, 1999, February 28, 1998 and February 28, 1997
                   (amounts in thousands, except share data)


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

     9.   Earnings Per Share

          Basic net earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted net earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of options which are convertible into common shares. Dilutive stock options included in the calculation of diluted weighted average shares were 2,099,000, 2,648,000, and 3,009,000 in 1999, 1998 and 1997, respectively.

          Options which were excluded from the calculation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive, were 1,627,000 and 11,000 in 1999 and 1998, respectively. All options were included in the calculation of related earnings per share in 1997.

     10.  Valuation of Long-Lived Assets

          The Company continually reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no provision is necessary for the impairment of long-lived assets at February 27, 1999.

     11.  Advertising

          All costs associated with advertising products are expensed when the advertising takes place. Costs associated with cooperative advertising programs, under which the Company generally shares the cost of a customer's advertising expenditures, are expensed when the related revenues are recognized. Advertising expenses were $20.5 million in 1999, $20.1 million in 1998 and $15.1 million in 1997.

                   Nautica Enterprises, Inc. and Subsidiaries

            February 27, 1999, February 28, 1998 and February 28, 1997
                   (amounts in thousands, except share data)


NOTE A (CONTINUED)

     12.  Comprehensive Income

          In 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets, consists of the changes in unrealized gains and losses on securities.

     13.  Fiscal Year

          Effective March 1, 1998, the Company changed its fiscal year end to a 52/53-week year. There was no impact on the results of operations. Unless otherwise stated, references made to 1999, 1998 and 1997 relate to the fiscal years ended February 27, 1999, February 28, 1998 and February 28, 1997, respectively.

     14.  Reclassifications

          Certain amounts in prior years have been reclassified to conform with classifications used in 1999.

                   Nautica Enterprises, Inc. and Subsidiaries

            February 27, 1999, February 28, 1998 and February 28, 1997
                   (amounts in thousands, except share data)


NOTE B - SHORT-TERM INVESTMENTS

     The following are summaries of available-for-sale marketable securities:

                                                    Gross unrealized
                                                   -----------------     Market
                                         Cost      Gains      Losses      value
                                        -------   -------    --------    -------
FEBRUARY 27, 1999
  Government and agency bonds           $16,735              $    (37)   $16,698
  Tax-exempt municipal bonds             21,059   $   131         (53)    21,137
  Corporate bonds                        16,839        26        (125)    16,740
                                        -------   -------    --------    -------
       Total debt securities             54,633       157        (215)    54,575

  Other                                     474                              474
                                        -------   -------    --------    -------
                                        $55,107   $   157    $   (215)   $55,049
                                        =======   =======    ========    =======

February 28, 1998
  Government and agency bonds           $ 4,399   $    34    $     (5)   $ 4,428
  Tax-exempt municipal bonds             26,955       194          (2)    27,147
  Corporate bonds                        18,267       123          (7)    18,383
                                        -------   -------    --------    -------
       Total debt securities             49,621       351         (14)    49,958

Other                                     2,722                            2,722
                                        -------   -------    --------    -------
                                        $52,343   $   351    $    (14)   $52,680
                                        =======   =======    ========    =======

The amortized cost and estimated fair value of investments in debt securities at February 27, 1999, by contractual maturity, were as follows:

                                                                         Market
                                                            Cost          value
                                                           -------       -------
Due within one year                                        $16,492       $16,497
Due after one year through five years                       21,213        21,201
Due after five years through ten years                       9,202         9,199
Due after ten years                                          7,726         7,678
                                                           -------       -------
Total investments in debt securities                       $54,633       $54,575
                                                           =======       =======

                   Nautica Enterprises, Inc. and Subsidiaries

            February 27, 1999, February 28, 1998 and February 28, 1997
                   (amounts in thousands, except share data)


NOTE B (CONTINUED)

     For 1999 and 1998, gross realized gains on available-for-sale securities totaled $501 and $232, respectively. In 1999 and 1998, gross realized losses totaled $125 and $3, respectively. In 1997, there were no realized gains or losses. The unrealized gains and losses on available-for-sale securities which were included in accumulated other comprehensive (loss) income were a loss of $58 (net of deferred tax of $23) and a gain of $337 (net of deferred tax of $135) in 1999 and 1998, respectively.


NOTE C - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows:

                                                       1999      1998
                                                     -------   -------
         Land                                        $   515   $   515
         Building and improvements                    11,753    12,085
         Machinery, equipment and fixtures            69,370    53,795
         Leasehold improvements                       15,757     8,573
         Construction in progress                         --     3,896
                                                     -------   -------
                                                      97,395    78,864
         Accumulated depreciation and amortization    32,871    22,591
                                                     -------   -------
                                                     $64,524   $56,273
                                                     =======   =======


NOTE D - SHORT-TERM BORROWINGS

     As of February 27, 1999 and February 28, 1998, the Company had $100,000 in lines of credit, with two commercial banks, available for short-term borrowings and letters of credit collateralized by imported inventory and accounts receivable. At February 27, 1999, letters of credit outstanding under the lines were $37,900 and there were no short-term borrowings outstanding.

                   Nautica Enterprises, Inc. and Subsidiaries

            February 27, 1999, February 28, 1998 and February 28, 1997
                   (amounts in thousands, except share data)


NOTE E - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:


                                                      1999      1998
                                                    -------   -------
          Payroll and other employee compensation   $12,043   $ 8,964
          Royalties                                   1,149     1,748
          Advertising and promotion                  16,681    15,866
          Accrued rent                                1,844     1,428
          Other                                       8,581     6,152
                                                    -------   -------
                                                    $40,298   $34,158
                                                    =======   =======


NOTE F - STOCKHOLDERS' EQUITY

     The Board of Directors adopted several stock purchase plans pursuant to which the Company has been authorized to purchase up to 6,000,000 shares on the open market. During 1999, the Company repurchased 2,534,000 shares at a cost of $55,922 under these plans. Subsequent to year-end, the Company has purchased an additional 2,374,500 shares at a cost of $28,674. Under a previously adopted plan, the Company repurchased 800,000 and 700,000 shares during 1998 and 1997, respectively.

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

                   Nautica Enterprises, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED),

            February 27, 1999, February 28, 1998 and February 28, 1997
                   (amounts in thousands, except share data)


NOTE G - COMMITMENTS AND CONTINGENCIES

     1.   Leases

          The Company leases real property and equipment, under operating leases expiring at various dates through 2009. Rent expense amounted to approximately $9,785 in 1999, $7,440 in 1998 and $5,604 in 1997. At
          February 27, 1999, minimum rental commitments under noncancellable leases are as follows:

                   2000                              $ 7,976
                   2001                                7,627
                   2002                                6,754
                   2003                                6,386
                   2004                                5,669
                   Thereafter                         28,661
                                                     -------
                   Total minimum payments required   $63,073
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

                   Nautica Enterprises, Inc. and Subsidiaries

            February 27, 1999, February 28, 1998 and February 28, 1997
                   (amounts in thousands, except share data)


NOTE G (CONTINUED)

     3.   Executive Compensation

          In the event of a change in control of the Company as defined in the agreement, certain senior management have the right to receive a lump-sum payment upon termination of employment other than for cause or permanent disability or resignation for good reason within three years. Such payments are to be equal to the excess of (i) the product of 2.90 multiplied by the "base amount" as determined within the meaning of Section 280G of the Internal Revenue Code over (ii) the value on the date of the Change of Control Event of non-cash benefits as defined in the agreement. At February 27, 1999, the maximum amount payable, applicable to three individuals, would be approximately $10,375.

     4.   Other

          The Company is subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of all such proceedings will not have a material adverse effect on the Company.

     5.   Concentrations

          In the normal course of business, the Company extends credit, on open account, to its retail store customers, after a credit analysis based on financial and other criteria. May Department Stores Company, Federated Department Stores, Inc. and Dillard Department Stores, Inc. accounted for approximately 22%, 19% and 18%, respectively, of sales in 1999, 24%, 21% and 17%, respectively, of sales in 1998 and 22%, 19% and 16%, respectively, of sales in 1997. The Company does not believe that this concentration of sales and credit risks represents a material risk of loss with respect to its financial position as of February 27, 1999.

                   Nautica Enterprises, Inc. and Subsidiaries

            February 27, 1999, February 28, 1998 and February 28, 1997
                   (amounts in thousands, except share data)


NOTE H - INCOME TAXES

     Significant components of the Company's deferred taxes at February 27, 1999 and February 28, 1998 are as follows:

                                                        1999       1998
                                                      -------    -------
      Deferred tax assets (liabilities)
          Deferred compensation                       $ 1,574    $   829
          Allowance for doubtful accounts and sales
            discounts                                     985        767
          Capitalized inventory costs                   1,231      1,003
          Nondeductible accruals                        5,485      5,369
          Depreciation                                 (1,929)    (1,740)
          Unrealized loss (gain) on investments            23       (135)
                                                      -------    -------
                                                      $ 7,369    $ 6,093
                                                      =======    =======

     The provision for income taxes is comprised of the following:

                                     1999       1998        1997
                                  ---------   --------    --------
            Current
                Federal           $ 33,114    $ 31,093    $ 25,512
                State and local      6,335       6,336       5,226
            Deferred                (1,119)       (453)     (2,138)
                                  --------    --------    --------
                                  $ 38,330    $ 36,976    $ 28,600
                                  ========    ========    ========

                   Nautica Enterprises, Inc. and Subsidiaries

           February 27, 1999, February 28, 1998 and February 28, 1997
                    (amounts in thousands, except share data)


NOTE H (CONTINUED)

     The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements:

                                               1999       1998       1997
                                            ---------  ---------  ---------
                                             PERCENT    Percent    Percent
                                            OF INCOME  of income  of income
                                            ---------  ---------  ---------
      Computed "expected" provision
         for Federal income taxes              35.0%      35.0%      35.0%
      State taxes - net of Federal
         income tax benefit                     4.2        4.4        4.7
      Other                                      .3         .2        (.3)
                                               ----       ----       ----
      Actual provision for income taxes        39.5%      39.6%      39.4%
                                               ====       ====       ====


NOTE I - TRANSACTIONS WITH RELATED PARTIES

     Nautica has the exclusive right to use, exploit and license others to so use and exploit the Nautica name and trademarks. The Executive Vice President of the Company receives 50% of the net royalties received by the Company with respect to the use of the Nautica name and trademarks. The Executive Vice President earned royalties of approximately $5,281, $5,738 and $3,803, in 1999, 1998 and 1997, respectively. In addition, the Executive Vice President is entitled to receive up to 1.5% of the net sales of certain new products, which at February 27, 1999 amounted to $15. At February 27, 1999 and February 28, 1998, the amount due to the Executive Vice President included in accrued expenses and other current liabilities was approximately $1,149 and $1,630, respectively. The Executive Vice President has the right of first refusal to purchase the Company's right and interests in the name "Nautica" in the event the Company abandons, sells or disposes of its interest in the name.

                   Nautica Enterprises, Inc. and Subsidiaries

           February 27, 1999, February 28, 1998 and February 28, 1997
                    (amounts in thousands, except share data)


NOTE J - MULTIEMPLOYER PENSION PLAN

     The Company contributed approximately $100 in 1999, $165 in 1998 and $145 in 1997 to a multiemployer pension plan for employees covered under a collective bargaining agreement. The plan is not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Multiemployer Pension Plan Amendments Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plan terminates or the Company withdraws, the Company could be subject to a "withdrawal liability." As of February 27, 1999, the Company's share of unfunded vested benefits, if any, was not available from the plan's administrators.


NOTE K - PROFIT-SHARING RETIREMENT AND SAVINGS PLAN

     The Company has a contributory retirement savings plan (Section 401(k) of the Internal Revenue Code) for all full-time employees. Under the provisions of the plan, eligible employees are permitted to contribute up to 15% of their salary subject to specified limits. The plan provides for discretionary employer matching contributions not to exceed the lesser of 100% of the employee's contribution or 6% of the employee's compensation. The amount of Company contributions to the plan charged to expense was $240 in 1999, $178 in 1998 and $169 in 1997.


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

                   Nautica Enterprises, Inc. and Subsidiaries

            February 27, 1999, February 28, 1998 and February 28, 1997
                   (amounts in thousands, except share data)


NOTE L (CONTINUED)

     On July 1, 1987, the Company entered into an Option Agreement (the "Agreement") with the President of Nautica. The Agreement granted the President the option to purchase up to an aggregate of 2,262,000 shares, subject to adjustments, of the Company's common stock at a purchase price of $.87 per share. The options shall expire 60 days after the earlier of
     (i) July 1, 2007, or (ii) 10 months following the date that the President of Nautica ceases to be employed by the Company. At February 27, 1999, 682,000 options exercisable at $.87 per share remain outstanding.

     For financial reporting purposes, the tax benefit resulting from compensation expense allowable for income tax purposes in excess of the expense recorded in the financial statements, amounting to $1,075, $6,348 and $1,661, during the years ended February 27, 1999, February 28, 1998 and February 28, 1997, respectively, has been credited to additional paid-in capital.

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans, which provide for granting of options with exercise prices equal to the fair market value of common stock at the date of grant, other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net earnings and net earnings per share would be reduced to the pro forma amounts as follows:

                                           1999      1998      1997
                                         -------   -------   -------
        Net earnings
            As reported                  $58,708   $56,418   $44,040
            Pro forma                     51,483    51,558    40,540

        Basic net earnings per share
            As reported                  $  1.53   $  1.44   $  1.10
            Pro forma                       1.34      1.32      1.01

        Diluted net earnings per share
            As reported                  $  1.45   $  1.35   $  1.02
            Pro forma                       1.27      1.24       .94

                   Nautica Enterprises, Inc. and Subsidiaries

            February 27, 1999, February 28, 1998 and February 28, 1997
                   (Amounts in thousands, except share data)


NOTE L (CONTINUED)

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expenses related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended February 27, 1999, February 28, 1998 and February 28, 1997, respectively: expected volatility of 55 percent, 50 percent and 48 percent; risk-free interest rates of 6.0 percent, 5.8 percent and 5.8 percent; and expected lives of seven years.

     The table below summarizes the activity in the plans.

                                          1999                       1998                       1997
                                ----------------------     ----------------------     ----------------------
                                              Weighted                   Weighted                   Weighted
                                               average                    average                    average
                                              exercise                   exercise                   exercise
                                  SHARES        price        Shares        price        Shares        price
Outstanding at
  beginning of year             3,562,000      $13.97      3,450,000      $ 9.68      3,147,000      $ 5.65

Granted                           945,000       25.04        820,000       24.46        835,000       21.60
Exercised                        (168,000)       6.70       (665,000)       4.14       (416,000)       2.51
Cancelled                         (23,000)      24.91        (43,000)      21.73       (116,000)      11.55
                                ---------                  ---------                  ---------
Outstanding at end of
  year                          4,316,000       16.45      3,562,000       13.97      3,450,000        9.68
                                =========                  =========                  =========
Exercisable at end of
  year                          2,040,000       10.32      1,381,000        7.45      1,341,000        4.54
                                =========                  =========                  =========
Weighted average fair
  value of options granted
  during the year                               11.13                      14.34                      12.27

                   Nautica Enterprises, Inc. and Subsidiaries

            February 27, 1999, February 28, 1998 and February 28, 1997
                   (amounts in thousands, except share data)


NOTE L (CONTINUED)

     The following table summarizes information concerning currently outstanding and exercisable stock options at February 27, 1999:

                           Options outstanding             Options exercisable
                  ------------------------------------   ----------------------
                                  Weighted
                                  average     Weighted                 Weighted
                                 remaining     average                  average
   Range of          Number     contractual   exercise      Number     exercise
exercise prices   outstanding       life        price    exercisable     price
 $  .45 - $4.45      761,000        4.51       $ 3.43       761,000     $ 3.43
   6.22 - 10.38    1,060,000        6.70         9.27       798,000       8.91
  18.56 - 27.38    2,495,000        8.77        24.51       481,000      22.57
                   ---------                              ---------
                   4,316,000                              2,040,000
                   =========                              =========


NOTE M - SEGMENT REPORTING

     In 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

     The Company has the following two reportable segments: Wholesale and Outlet Retail. The Wholesale segment designs, markets, sources and distributes sportswear, activewear, outerwear, robes and sleepwear for men and robes and sleepwear for ladies to retail store customers. The Outlet Retail segment sells men's apparel and other Nautica-branded products primarily through outlet retail store locations directly to consumers.

     The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit is based on earnings before provision for income taxes. The reportable segments are distinct business units and are separately managed with separate distribution systems. The following information about the two segments is as of February 27, 1999 and for each of the three years in the period then ended:

                   Nautica Enterprises, Inc. and Subsidiaries

            February 27, 1999, February 28, 1998 and February 28, 1997
                   (amounts in thousands, except share data)


NOTE M (CONTINUED)

                                                      Outlet        All        Corporate/
                                        Wholesale     Retail       other      eliminations     Totals
                                        ---------     ------       -----      ------------     ------
FEBRUARY 27, 1999
  Net sales from external customers     $428,331     $124,319                                $552,650
  Segment operating profit                67,493       24,694     $  5,281     $    (430)      97,038
  Segment assets                         188,557       43,937       10,295        89,545      332,334
  Depreciation expense                    10,525          919          276           254       11,974

February 28, 1998
  Net sales from external customers     $384,835     $ 99,997                                $484,832
  Segment operating profit                63,742       23,157     $  5,738     $     757       93,394
  Segment assets                         167,328       24,708       15,889       102,526      310,451
  Depreciation expense                     6,516          845          298           256        7,915

February 28, 1997
  Net sales from external customers     $316,880     $ 69,680                                $386,560
  Segment operating profit                55,652       17,224     $  3,803     $  (4,039)      72,640
  Segment assets                         145,373       15,071       11,120        79,829      251,393
  Depreciation expense                     4,558          769          101           219        5,647

     In the Corporate/eliminations column the segment assets primarily consist of the Company's cash and investment portfolio and the segment operating
     (loss) profit consists of corporate expenses offset by investment income earned.

                   Nautica Enterprises, Inc. and Subsidiaries

            February 27, 1999, February 28, 1998 and February 28, 1997
                   (amounts in thousands, except share data)


 NOTE O - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                          May 30        August 29     November 28      February 27
                                                          ------        ---------     -----------      -----------
1999
    Net sales                                          $   110,980     $   150,888     $   157,047     $   133,735
    Gross profit                                            51,754          72,647          76,305          64,923
    Net earnings                                             9,849          19,139          20,062           9,658
    Net earnings per share of common
      stock
        Basic                                                  .25             .49             .53             .26
        Diluted                                                .23             .46             .51             .25
    Weighted average number of
       common shares outstanding
        Basic                                           39,419,000      39,262,000      37,515,000      37,536,000
        Diluted                                         41,981,000      41,607,000      39,362,000      39,202,000

                                                          May 31        August 31     November 30      February 28
                                                          ------        ---------     -----------      -----------
1998
    Net sales                                          $    95,807     $   132,260     $   145,714     $   111,051
    Gross profit                                            44,319          61,380          70,078          56,357
    Net earnings                                             7,671          14,908          20,012          13,827
    Net earnings per share of common
      stock
        Basic                                                  .20             .39             .51             .35
        Diluted                                                .18             .36             .48             .33
    Weighted average number of
       common shares outstanding
        Basic                                           39,255,000      38,721,000      39,045,000      39,302,000
        Diluted                                         41,969,000      41,484,000      41,767,000      41,695,000

                   Nautica Enterprises, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)

                     Column A                           Column B            Column C           Column D      Column E
                     --------                           --------            --------           --------      --------
                                                                      Additions
                                                                     ----------
                                                                         (1)        (2)
                                                                                  Charged
                                                        Balance at   Charged to   to other                   Balance at
                                                         beginning   costs and   accounts -   Deductions -     end of
                   Description                            of year     expenses    describe      describe        year
                   -----------                            -------     --------    --------    ------------      ----
YEAR ENDED FEBRUARY 27, 1999
    Reserves deducted from assets to which they apply
    Allowance for bad debts                                $2,066      $  531                    $ --          $2,597
                                                           ======      ======                    ====          ======
    Allowance for sales returns and discounts              $3,670      $   --                    $627          $3,043
                                                           ======      ======                    ====          ======
Year ended February 28, 1998
    Reserves deducted from assets to which they apply
    Allowance for bad debts                                $1,318      $  748                    $ --          $2,066
                                                           ======      ======                    ====          ======
    Allowance for sales returns and discounts              $1,441      $2,229                    $ --          $3,670
                                                           ======      ======                    ====          ======
Year ended February 28, 1997
    Reserves deducted from assets to which they apply
    Allowance for bad debts                                $1,064      $  254                    $ --          $1,318
                                                           ======      ======                    ====          ======
    Allowance for sales returns and discounts              $  464      $  977                    $ --          $1,441
                                                           ======      ======                    ====          ======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NAUTICA ENTERPRISES, INC.
                                             (Registrant)


                                             By:/s/ Harvey Sanders
                                                ------------------
                                                Harvey Sanders
                                                Chairman (May 27, 1999)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                            Title                       Date
         ----                            -----                       ----
/s/ Harvey Sanders            Chairman, President                 May 27, 1999
------------------------      Chief Executive Officer
Harvey Sanders                (Principal Executive Officer)
                              and Director


/s/ W. Donald Pennington      Chief Financial Officer             May 27, 1999
------------------------      (Principal Financial Officer)
W. Donald Pennington


/s/ Neal S. Nackman           Vice President Finance              May 27, 1999
------------------------      (Principal Accounting Officer)
Neal S. Nackman


/s/ David Chu                 Executive Vice President            May 27, 1999
------------------------      and Director
David Chu


/s/ Robert B. Bank            Director                            May 27, 1999
------------------------
Robert B. Bank


/s/ Israel Rosenzweig         Director                            May 27, 1999
------------------------
Israel Rosenzweig


/s/ Ronald G. Weiner          Director                             May 27, 1999
------------------------
Ronald G. Weiner