Form 10-Q
period 1999-05-29
NAUTICA ENTERPRISES INC
filed 1999-07-09
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 29, 1999 or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission file number   0-6708


                            Nautica Enterprises, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                                 95-2431048
        --------                                                 ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

   40 West 57th Street, New York, N.Y.                              10019
(Address of Principal Executive Offices)                          (Zip Code)


Registrant's Telephone Number, including Area Code       (212) 541-5757


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of Common Stock outstanding as of July 9, 1999 was 34,595,121.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                                  MAY 29, 1999
                                   (Unaudited)








                                      INDEX
                                      -----

                                                                               Page No.
                                                                               --------
Part I - Financial Information:

         Item 1. Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets
          As at May 29, 1999 and February 27, 1999 ........................        2

          Condensed Consolidated Statements of Earnings
          For the Three Month Periods Ended
          May 29, 1999 and May 30, 1998 ...................................        3

          Condensed Consolidated Statements of Cash Flows
          For the Three Month Periods Ended
          May 29, 1999 and May 30, 1998 ...................................        4

         Notes to Condensed Consolidated Financial
         Statements .......................................................        5

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ............        8

         Item 3. Quantitative and Qualitative Disclosures About Market Risk       10

Part II - Other Information ...............................................       11

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)


          ASSETS                                                                         (unaudited)
                                                                                            May 29,              February 27,
                                                                                             1999                    1999
                                                                                           ---------              ---------
Current assets:
  Cash and cash equivalents                                                                $   1,938              $  15,498
  Short-term investments                                                                      52,394                 55,049
  Accounts receivable - net                                                                   72,824                102,471
  Inventories                                                                                 83,400                 70,212
  Prepaid expenses and other current assets                                                    6,324                  5,434
  Deferred tax benefit                                                                         7,670                  7,369
                                                                                           ---------              ---------
                              Total current assets                                           224,550                256,033

Property, plant and equipment, net of
  accumulated depreciation and amortization                                                   67,202                 64,524
 Other assets                                                                                 13,812                 11,777
                                                                                           ---------              ---------
                                                                                           $ 305,564              $ 332,334
                                                                                           =========              =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                                     $      --              $      50
  Accounts payable - trade                                                                    32,106                 29,596
  Accrued expenses and other current liabilities                                              36,033                 40,298
  Income taxes payable                                                                         6,664                  6,523
                                                                                           ---------              ---------
                              Total current liabilities                                       74,803                 76,467

Long-term debt -net                                                                               --                     50

Stockholders' equity:
  Preferred stock - par value $.01; authorized,
    2,000,000 shares; no shares issued
  Common stock - par value $.10; authorized, 100,000,000 shares; issued
    42,632,000 shares at May 29, 1999 and 42,604,000 shares at
    February 27, 1999                                                                          4,264                  4,260
  Additional paid-in capital                                                                  66,953                 66,813
  Retained earnings                                                                          280,246                275,882
  Accumulated other comprehensive loss                                                         (140)                    (35)
                                                                                           ---------              ---------
                                                                                            351,323                 346,920
  Less:
  Common stock in treasury - at cost;
    8,041,000 shares at May 29, 1999
    and 5,596,000 at February 27, 1999                                                      (120,562)               (91,103)
                                                                                           ---------              ---------
                              Total stockholders' equity                                     230,761                255,817
                                                                                           ---------              ---------
                                                                                           $ 305,564              $ 332,334
                                                                                           =========              =========


The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (amounts pin thousands, except share data)


                                                                                                      (unaudited)
                                                                                           Three Months         Three Months
                                                                                               Ended               Ended
                                                                                            May 29, 1999        May 30, 1998
                                                                                            ------------        ------------
Net Sales                                                                                   $    109,163        $    110,980
Cost of goods sold                                                                                57,860              59,226
                                                                                            ------------        ------------
  Gross profit                                                                                    51,303              51,754
Selling, general  and administrative expenses                                                     46,102              38,815
Net royalty income                                                                                (1,416)             (1,613)
                                                                                            ------------        ------------
  Operating profit                                                                                 6,617              14,552

Investment income, net                                                                               561               1,410
Minority interest in loss of consolidated subsidiary                                                  --                 317
                                                                                            ------------        ------------
Earnings before provision for income taxes                                                         7,178              16,279

Provision for income taxes                                                                         2,814               6,430
                                                                                            ------------        ------------
NET EARNINGS                                                                                $      4,364        $      9,849
                                                                                            ============        ============
Net earnings per share of common stock
     Basic                                                                                  $       0.12        $       0.25
                                                                                            ============        ============
     Diluted                                                                                $       0.12        $       0.23
                                                                                            ============        ============
Weighted average number of common shares outstanding
     Basic                                                                                    35,405,000          39,419,000
                                                                                            ============        ============
     Diluted                                                                                  37,181,000          41,981,000
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

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)


                                                                                              Three Months            Three Months
                                                                                                 Ended                   Ended
                                                                                              May 29, 1999            May 30, 1998
                                                                                              ------------            ------------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                                                  $  4,364                $  9,849
                                                                                                --------                --------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Minority interest in net loss of consolidated subsidiary                                        --                    (317)
      Deferred income taxes                                                                         (231)                     --
      Depreciation and amortization                                                                4,378                   2,807
      Provision for bad debts                                                                        278                     779
      Changes in operating assets and liabilities
      Accounts receivable                                                                         29,369                  22,859
      Inventories                                                                                (13,188)                (18,915)
      Prepaid expenses and other current assets                                                     (890)                 (3,489)
      Other assets                                                                                (2,266)                   (737)
      Accounts payable - trade                                                                     2,509                  12,727
      Accrued expenses and other current liabilities                                              (4,264)                 (5,252)
      Income taxes payable                                                                           141                   2,573
                                                                                                --------                --------
Total adjustments                                                                                 15,836                  13,035
                                                                                                --------                --------
Net cash provided by operating activities                                                         20,200                  22,884
                                                                                                --------                --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                                       (6,825)                 (7,229)
  Sale (purchase) of short-term investments                                                        2,480                    (650)
                                                                                                --------                --------
Net cash used in investing activities                                                             (4,345)                 (7,879)
                                                                                                --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                                                              (100)                    (50)
  Purchase of treasury stock                                                                     (29,460)                     --
  Proceeds from issuance of common stock                                                             145                     495
                                                                                                --------                --------
Net cash (used in) provided by financing activities                                              (29,415)                    445
                                                                                                --------                --------
(Decrease) increase in cash and cash equivalents                                                 (13,560)                 15,450

Cash and cash equivalents at beginning of period                                                  15,498                  34,616
                                                                                                --------                --------
Cash and cash equivalents at end of period                                                      $  1,938                $ 50,066
                                                                                                --------                --------
Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                                                    $  2,665                $  3,838
                                                                                                --------                --------




The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 29, 1999
                                   (Unaudited)
                             (amounts in thousands)




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




NOTE 2 -            The results of operations for the three-month period ended
                  May 29, 1999 are not necessarily indicative of the results to be expected for the full year.



NOTE 3 -            The Company utilized the last-in, first-out "Lifo" method
                  for inventories as at May 29, 1999 and February 27, 1999 and for the three month periods ended May 29, 1999 and May 30, 1998. The "Lifo" inventory for the three month periods ended May 29, 1999 and May 30, 1998 are based upon end of year estimates. Inventories at May 29, 1999 and February 27, 1999 consist primarily of finished goods.



NOTE 4 -            The Company has adopted Statement of Financial Accounting
                  Standards No. 130 ("SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in a financial statement. Accumulated other comprehensive income as presented on the accompanying balance sheets, consists of the changes in unrealized gains and losses on securities. Comprehensive income as defined includes all changes in equity during a period from non-owner sources, as follows:


                                                      Three Months     Three Months
                                                         Ended            Ended
                                                      May 29, 1999     May 30, 1998
                                                      ------------     ------------
                  Net earnings                          $ 4,364           $ 9,849
                  Changes in unrealized
                     gains and losses on
                     securities, net of tax                (105)             (57)
                                                        -------           -------
                          Comprehensive Income          $ 4,259           $ 9,792
                                                        =======           =======

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  MAY 29, 1999
                                   (Unaudited)
                             (amounts in thousands)


NOTE 5 -            Short-term investments consist primarily of government and agency bonds, tax exempt municipal bonds and corporate bonds. These marketable securities are classified as available-for-sale and are adjusted to market value at the end of each accounting period. Unrealized market gains and losses, net of deferred tax, are reported in stockholders' equity. Realized gains and losses on sales of investments are determined on a specific identification basis, and are included in the consolidated statements of earnings. Gross realized gains totaled $19 and $52 and gross realized losses totaled $43 and $27, for the three months ended May 29, 1999 and May 30, 1998, respectively.

                  The unrealized losses on available-for-sale securities which were included in accumulated other comprehensive loss were losses of $234 (net of deferred tax of $94) and $58 (net of deferred tax of $23) as of May 29, 1999 and February 27, 1999, respectively.


NOTE 6 -            Basic net earnings per share excludes dilution and is
                  computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted net earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of options which are convertible into common shares. Options which were excluded from the calculation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive, were 2,479,700 during the three months ended May 29, 1999. All options were included in the calculation of related earnings per share during the three months ended May 30, 1998.


NOTE 7 -            The Company has adopted Statement of Financial Accounting
                  Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

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

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  MAY 29, 1999
                                   (Unaudited)
                             (amounts in thousands)


Segment profit is based on earnings before income taxes. The reportable segments are distinct business units and are separately managed with different distribution channels.


                                                            Outlet          All          Corporate/
                                           Wholesale        Retail         Other        eliminations       Totals
                                           ---------        ------         -----        ------------       ------
FOR THE THREE MONTHS ENDED MAY 29, 1999
Net Sales                                   $85,755        $23,408                                       $109,163
Segment operating profit                      5,199          1,703         $1,416         $(1,140)          7,178
Segment Assets                              172,608         49,488          8,728           74,740        305,564
Depreciation expense                          3,670            239             82              156          4,147

FOR THE THREE MONTHS ENDED MAY 30, 1998
Net Sales                                  $ 89,687       $ 21,293                                      $ 110,980
Segment operating profit                     11,880          3,190        $ 1,613          $ (404)         16,279
Segment Assets                              164,306         36,510         10,065          119,594        330,475
Depreciation expense                          2,305            180             51               89          2,625




In the Corporate/elimination column the segment assets primarily consist of the Company's cash and investment portfolio and the segment operating (loss) profit consists of corporate expenses offset by investment income earned.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)


RESULTS OF OPERATIONS

For the Three Months Ended May 29, 1999:


         Net sales decreased 1.6% to $109.2 million in the three months ended May 29, 1999 from $111.0 million in the comparable prior year period. The decrease in sales is due primarily to decreased unit volume rather than price decreases. Wholesale sales decreased 4.3% to $85.8 million from $89.7 million due to a decline in sales of the men's sportswear business and the sale of the Company's private label sleepwear business during the first quarter of the prior year. This decrease was partially offset by shipments related to the launch of the Nautica Sport Tech's spring product line. Outlet Retail sales increased 9.9% to $23.4 million from $21.3 million as a result of opening additional outlet stores.

         Gross profit for the period was 47.0% compared to 46.6% in the comparable prior year period. The increase resulted from an increase in higher margin outlet retail segment sales relative to the wholesale segment.

         Total selling, general and administrative expenses increased by $7.3 million to $46.1 million from $38.8 million. Selling, general and administrative expenses as a percentage of net sales increased to 42.2% from 35.0% in the comparable prior year period. The increase in the percentage of net sales is principally due to costs associated with the launch and support of new product lines.

         Net royalty income decreased by $.2 million to $1.4 million from $1.6 million in the comparable prior year period. The decrease is due to the termination of the women's sportswear license and the transition of the jeans and fragrance licenses.

         Investment income decreased by $.8 million to $.6 million from $1.4 million in the comparable prior year period. The decrease is the result of lower average cash balances, due to the Company's stock purchase program.

         The provision for income taxes decreased to 39.2% from 39.5% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the effective state income tax rates.

         Net earnings decreased 55.7% to $4.4 million from $9.8 million in the comparable prior year period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended May 29, 1999, the Company generated cash from operating activities of $20.2 million principally from net earnings and higher cash receipts from increased sales in the fourth quarter of the prior year. The increase in inventory of $13.2 million, was financed principally by cash generated from net earnings and a decrease in accounts receivable. Accounts receivable was 26.7% higher than the same period in the prior year due to timing of shipments, with a greater percentage occurring in the last part of the quarter. Inventory was 2.6% lower than the same period in the prior year due to a shift by retailers in order delivery dates for the fall season particularly outerwear. During the three months ended May 30, 1998, the Company generated cash from operating activities of $22.9 million principally from net earnings and higher cash receipts from increased sales. The increases in inventory of $18.9 million, to support increased sales levels, was financed by cash generated from net earnings, increases in accounts payable-trade and a decrease in accounts receivable. Accounts receivable and inventory were higher than the same period in the prior year by 8.7% and 16.7%, respectively. These increases were related to sales increases.

         During the three months ended May 29, 1999, the Company's principal investing activities related primarily to the continued expansion of the Nautica in-store shop program. The Company expects to continue to incur capital expenditures to expand the in-store shop program, open additional outlet retail stores, and to launch and support new product lines. At May 29, 1999, there were no other material commitments for capital expenditures.

         During the three months ended May 29, 1999, the Company purchased 2,444,500 shares of its outstanding common stock at a cost of $29.5 million.

         The Company has a total of $100.0 million in lines of credit with two commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by inventory and accounts receivable. At May 29, 1999 and February 27, 1999, letters of credit outstanding under the lines were $68.6 million and $37.9 million, respectively, and there were no short-term borrowings outstanding.

         Historically, the Company has experienced its highest level of sales in the second and third quarters and its lowest level in the first and fourth quarters due to seasonal patterns. In the future, the timing of seasonal shipments may vary by quarter. The Company anticipates that internally generated funds from operations, existing cash balances, short-term investments and the Company's existing credit lines will be sufficient to satisfy its cash requirements.

INFLATION AND CURRENCY FLUCTUATIONS

         The Company believes that inflation and the effect of fluctuations of the dollar against foreign currencies have not had a material effect on the cost of imports or the Company's results of operations.

YEAR 2000

         The Company is engaged in a process to ensure that its systems will recognize and process transactions for the year 2000 and beyond. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues with respect to its internal systems and does not believe that the cost of such actions will have a material adverse effect on its results of operations or financial condition. The Company has developed a plan which identifies all systems requiring modification or replacement, established a timeframe for ensuring its year 2000 compliance and appointed a responsible party in the organization for the particular system. The Company has substantially finished the year 2000 testing and implementation of the systems upgrade and will be continuously monitoring and testing the internal systems through the end of 1999.

         The Company also has initiated discussions with its significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remediate year 2000 issues when their systems interface with the Company's systems or may otherwise impact operations. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000 issues. The Company's current estimate of costs to be incurred is less than $500,000, which is mostly being incurred internally and does not reflect significant incremental costs. The Company and its significant suppliers, customers, and financial institutions' inability to implement such systems and changes could have an adverse effect on future results of operations, or financial condition of the Company.

         The Company is in the process of developing a contingency plan in order to minimize the potential disruption of business operations that may result if the Company, its vendors or customers fail to become year 2000 compliant.
The contingency plan is expected to be completed by the end of August 1999.


FORWARD-LOOKING AND CAUTIONARY STATEMENTS

         This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "anticipates," "expects" and similar expressions, which identify forward-looking statements, are subject to certain risks and uncertainties, including those which are economic, competitive and technological, that could cause actual results to differ materially from those forecast or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report, as well as the Company's periodic reports on Forms 10-K and 10-Q and other filings with the Securities and Exchange Commission.



ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about interest rate risk

              The Company has no long-term debt, and finances capital needs through available capital, future earnings and bank lines of credit. The Company's exposure to market risk for changes in interest rates is primarily in its investment portfolio. The Company, pursuant to investing guidelines, mitigates exposure by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. During the three months ended May 29, 1999, the Company earned investment income of $.6 million. If interest rates had been 1% lower than they were during the year, investment income would have been $.2 million lower. The market risks associated with the investment portfolio exposure has not changed materially since February 27, 1999.

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


     27               Financial Data Schedule

(b)      Reports on Form 8-K.                 None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NAUTICA ENTERPRISES, INC.




                                       By:   s/Harvey Sanders
                                             -------------------------
                                             Harvey Sanders
                                             Chairman of the Board
                                             and President
Date:  July 9, 1999
-------------------


                                       By:   s/W. Donald Pennington
                                             -------------------------
                                             W. Donald Pennington
                                             Chief Financial Officer

Date:  July 9, 1999
-------------------