Form 10-Q
period 1999-08-28
NAUTICA ENTERPRISES INC
filed 1999-10-06
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 28, 1999 or
                               ---------------

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from___________________ to___________________

Commission file number   0-6708
                        --------------------------------------------------------

                            Nautica Enterprises, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                               95-2431048
--------------------------------------------------------------------------------
    (State or Other Jurisdiction of            (I.R.S. Employer
    Incorporation or Organization)              Identification No.)

   40 West 57th Street, New York, N.Y.                  10019
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, including Area Code      (212)541-5757
                                                   -----------------------------

--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

Yes    No
   ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

       The number of shares of Common Stock outstanding as of October 6, 1999 was 34,616,771.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                                 AUGUST 28, 1999
                                   (unaudited)

                                      INDEX

                                                                               Page No.
                                                                               --------
Part I - Financial Information:

         Item 1.  Financial Statements (unaudited):

         Condensed Consolidated Balance Sheets
         As at August 28, 1999 and February 27, 1999................................2

         Condensed Consolidated Statements of Earnings
         For the Six and Three Month Periods Ended
         August 28, 1999 and August 29, 1998........................................3

         Condensed Consolidated Statements of Cash Flows
         For the Six Month Periods Ended
         August 28, 1999 and August 29, 1998........................................4

         Notes to Condensed Consolidated Financial Statements.......................5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.....................8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......11

Part II - Other Information........................................................12

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share data)

          ASSETS
                                                                   (unaudited)
                                                                   August 28,                        February 27,
                                                                      1999                               1999
                                                             -----------------------             ----------------------
Current assets:
  Cash and cash equivalents                                   $              10,885               $             15,498
  Short-term investments                                                     28,572                             55,049
  Accounts receivable - net                                                 116,837                            102,471
  Inventories                                                                84,541                             70,212
  Prepaid expenses and other current assets                                   5,036                              5,434
  Deferred tax benefit                                                        7,710                              7,369
                                                             -----------------------             ----------------------
                              Total current assets                          253,581                            256,033

Property, plant and equipment, net of
  accumulated depreciation and amortization                                  71,826                             64,524

Other assets                                                                 13,961                             11,777
                                                             -----------------------             ----------------------

                                                              $             339,368               $            332,334
                                                             =======================             ======================

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                        $                   -               $                 50
  Accounts payable - trade                                                   33,590                             29,596
  Accrued expenses and other current liabilities                             49,636                             40,298
  Income taxes payable                                                       11,223                              6,523
                                                             -----------------------             ----------------------
                              Total current liabilities                      94,449                             76,467

Long-term debt -net                                                               -                                 50

Stockholders' equity:
  Preferred stock - par value $.01; authorized,
    2,000,000 shares; no shares issued
  Common stock - par value $.10; authorized,
    100,000,000 shares; issued 42,658,000 shares
    at August 28, 1999 and 42,604,000 shares at
    February 27, 1999                                                         4,267                              4,260
  Additional paid-in capital                                                 67,145                             66,813
  Retained earnings                                                         294,270                            275,882
  Accumulated other comprehensive loss                                         (201)                               (35)
                                                             -----------------------             ----------------------
                                                                            365,481                            346,920
  Less:
  Common stock in treasury - at cost;
    8,041,000 shares at August 28, 1999
    and 5,596,000 at February 27, 1999                                     (120,562)                           (91,103)
                                                             -----------------------             ----------------------
                              Total stockholders' equity                    244,919                            255,817
                                                             -----------------------             ----------------------

                                                              $             339,368               $            332,334
                                                             =======================             ======================

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   (amounts in thousands, except share data)

                                                     (unaudited)                                       (unaudited)
                                          Six Months             Six Months                 Three Months        Three Months
                                             Ended                  Ended                      Ended               Ended
                                        August 28, 1999        August 29, 1998            August 28, 1999      August 29, 1998
                                      --------------------   -------------------        -------------------  -------------------
Net Sales                              $          275,179     $         261,868          $         166,017    $         150,888
Cost of goods sold                                145,272               137,466                     87,413               78,241
                                      --------------------   -------------------        -------------------  -------------------
  Gross profit                                    129,907               124,402                     78,604               72,647

Selling, general and
  administrative expenses                         103,353                82,391                     57,250               43,575
Net royalty income                                 (2,841)               (3,002)                    (1,424)              (1,389)
                                      --------------------   -------------------        -------------------  -------------------
  Operating profit                                 29,395                45,013                     22,778               30,461

Investment income, net                                848                 2,616                        288                1,205
Minority interest in loss of
  consolidated subsidiary                               -                   285                          -                  (31)
                                      --------------------   -------------------        -------------------  -------------------

Earnings before provision
  for income taxes                                 30,243                47,914                     23,066               31,635

Provision for income taxes                         11,855                18,926                      9,042               12,496
                                      --------------------   -------------------        -------------------  -------------------

NET EARNINGS                           $           18,388     $          28,988          $          14,024    $          19,139
                                      ====================   ===================        ===================  ===================

Net earnings per share of
  common stock

     Basic                             $             0.53     $            0.74          $            0.41    $            0.49
                                      ====================   ===================        ===================  ===================
     Diluted                           $             0.50     $            0.69          $            0.38    $            0.46
                                      ====================   ===================        ===================  ===================

Weighted average number of
  common shares outstanding

     Basic                                     35,002,000            39,341,000                 34,599,000           39,362,000
                                      ====================   ===================        ===================  ===================
     Diluted                                   36,963,000            41,785,000                 36,745,000           41,607,000
                                      ====================   ===================        ===================  ===================

Cash dividends per
  common share                                        none                  none                       none                 none
                                      ====================  ====================        ===================  ===================


The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                                               (unaudited)
                                                                             Six Months                          Six Months
                                                                               Ended                               Ended
                                                                          August 28, 1999                     August 29, 1998
                                                                     ---------------------------         ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                          $                  18,388           $                  28,988
                                                                     ---------------------------         ---------------------------
Adjustments to reconcile net earnings to net cash provided by operating activities:
    Minority interest in net loss of consolidated subsidiary                                  -                                (285)
    Deferred income taxes                                                                  (231)                                  -
    Depreciation and amortization                                                         8,891                               6,149
    Provision for bad debts                                                                 603                                 936
    Changes in operating assets and liabilities
    Accounts receivable                                                                 (14,968)                            (21,936)
    Inventories                                                                         (14,329)                            (31,872)
    Prepaid expenses and other current assets                                               398                                (791)
    Other assets                                                                         (2,642)                             (2,495)
    Accounts payable - trade                                                              3,994                              21,722
    Accrued expenses and other current liabilities                                        9,338                                 499
    Income taxes payable                                                                  4,700                               3,342
                                                                     ---------------------------         ---------------------------
Total adjustments                                                                        (4,246)                            (24,731)
                                                                     ---------------------------         ---------------------------

Net cash provided by operating activities                                                14,142                               4,257
                                                                     ---------------------------         ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                             (15,735)                            (12,420)
  Sale of short-term investments                                                         26,201                              15,443
                                                                     ---------------------------         ---------------------------
Net cash used in investing activities                                                    10,466                               3,023
                                                                     ---------------------------         ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                                                     (100)                                (50)
  Purchase of treasury stock                                                            (29,460)                            (40,472)
  Proceeds from issuance of common stock                                                    339                                 764
                                                                     ---------------------------         ---------------------------
Net cash used in financing activities                                                   (29,221)                            (39,758)
                                                                     ---------------------------         ---------------------------

Decrease in cash and cash equivalents                                                    (4,613)                            (32,478)

Cash and cash equivalents at beginning of period                                         15,498                              34,616
                                                                     ---------------------------         ---------------------------

Cash and cash equivalents at end of period                            $                  10,885           $                   2,138
                                                                     ---------------------------         ---------------------------

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                          $                   7,135           $                  15,548
                                                                     ---------------------------         ---------------------------


The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 28, 1999
                                   (unaudited)
                             (amounts in thousands)

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

NOTE 2 -            The results of operations for the six-month period ended
              August 28, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 -            The Company utilized the last-in, first-out "LIFO" method
              for certain wholesale inventories as at August 28, 1999 and February 27, 1999 and for the six and three month periods ended August 28, 1999 and August 29, 1998. The "LIFO" inventory for the six month periods ended August 28, 1999 and August 29, 1998 are based upon end of year estimates. Inventories at August 28, 1999 and February 27, 1999 consist primarily of finished goods.

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


                                                         Six                   Six                 Three                Three
                                                Months Ended          Months Ended          Months Ended         Months Ended
                                             August 28, 1999       August 29, 1998       August 28, 1999      August 29, 1998
                                                       -----                 -----                 -----                -----
 Net earnings                                       $18,388                $28,988               $14,024              $19,139
 Changes in unrealized gains and losses
   on securities, net of tax                           (166)                  (105)                  (61)                 (48)
                                                      -----                  -----                  ----                 ----

         Comprehensive Income                       $18,222                $28,883               $13,963              $19,091
                                                    =======                =======               =======              =======

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 AUGUST 28, 1999
                                   (unaudited)
                             (amounts in thousands)

NOTE 5 -            Short-term investments consist primarily of government and agency bonds, tax exempt municipal bonds and corporate bonds. These marketable securities are classified as available-for-sale and are adjusted to market value at the end of each accounting period. Unrealized market gains and losses, net of deferred tax, are reported in stockholders' equity. Realized gains and losses on sales of investments are determined on a specific identification basis, and are included in the consolidated statements of earnings. For the six months ended August 28, 1999 and August 29, 1998, gross realized gains totaled $21 and $308 and gross realized losses totaled $239 and $31, respectively. For the three months ended August 28, 1999 and August 29, 1998, gross realized gains totaled $2 and $247 and gross realized losses totaled $196 and $4, respectively.

              The unrealized losses on available-for-sale securities which were included in accumulated other comprehensive loss were losses of $334 (net of deferred tax of $133) and $58 (net of deferred tax of $23) as of August 28, 1999 and February 27, 1999, respectively.

NOTE 6 -            Basic net earnings per share excludes dilution and is
              computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted net earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of options which are convertible into common shares. Options which were excluded from the calculation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive, were 2,436,350 during the six months ended August 28, 1999. All options were included in the calculation of related earnings per share during the six and three months ended August 29, 1998.

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

              The Company has the following two reportable segments: Wholesale and Outlet Retail. The Wholesale segment designs, sources, markets, and distributes sportswear, activewear, outerwear, robes and sleepwear for men and robes and sleepwear for ladies to retail store customers. The Outlet Retail segment sells men's apparel and other Nautica-branded products primarily through outlet retail store locations directly to consumers.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 August 28, 1999
                                   (unaudited)
                             (amounts in thousands)

              Segment profit is based on earnings before income taxes. The reportable segments are distinct business units and are separately managed with different distribution channels.

                                                                        Outlet             All          Corporate/
                                                     Wholesale          Retail            Other        Eliminations         Totals
                                                     ---------          ------            -----        ------------         ------
FOR THE SIX MONTHS ENDED AUGUST 28, 1999
Net Sales                                             $212,874          $62,305                                             $275,179
Segment operating profit (loss)                         23,006            8,126           $2,841           $(3,730)           30,243
Segment Assets                                         228,737           45,744            9,267             55,620          339,368
Depreciation expense                                     7,403              499              219                312            8,433

FOR THE SIX MONTHS ENDED AUGUST 29, 1998
Net Sales                                             $206,294          $55,574                                             $261,868
Segment operating profit (loss)                         35,897           10,576           $3,002           $(1,561)           47,914
Segment Assets                                         220,266           39,438           11,531             53,620          324,855
Depreciation expense                                     5,189              395              102                178            5,864

                                                                        Outlet             All          Corporate/
                                                     Wholesale          Retail            Other        Eliminations         Totals
                                                     ---------          ------            -----        ------------         ------
FOR THE THREE MONTHS ENDED AUGUST 28, 1999
Net Sales                                             $127,119          $38,898                                             $166,017
Segment operating profit (loss)                         17,807            6,423           $1,425           $(2,589)           23,066
Segment Assets                                         228,737           45,744            9,267             55,620          339,368
Depreciation expense                                     3,733              260              137                156            4,286

FOR THE THREE MONTHS ENDED AUGUST 29, 1998
Net Sales                                             $116,607          $34,281                                             $150,888
Segment operating profit (loss)                         24,017            7,386           $1,389           $(1,157)           31,635
Segment Assets                                         220,266           39,438           11,531             53,620          324,855
Depreciation expense                                     2,884              215               51                 89            3,239

              In the Corporate/Eliminations column the segment assets primarily consist of the Company's cash and investment portfolio and the segment operating loss consists of corporate expenses offset by investment income earned.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS (unaudited)

RESULTS OF OPERATIONS

For the Six Months Ended August 28, 1999:

       Net sales increased 5.1% to $275.2 million in the six months ended August 28, 1999 from $261.9 million in the comparable prior year period. The increase in sales is due primarily to increased unit volume rather than price increases. Wholesale sales increased 3.2% to $212.9 million from $206.3 million due to the launch of the Nautica Sport Tech, Nautica Jeans Company and Nautica Ladies Robes and Sleepwear product lines. Outlet Retail sales increased 12.1% to $62.3 million from $55.6 million as a result of sales from new stores opened in the last twelve months, offsetting negative comparable store sales.

       Gross profit for the period was 47.2% compared to 47.5% in the comparable prior year period. This decrease is due to the impact of lower margins on new product lines.

       Total selling, general and administrative expenses increased by $21.0 million to $103.4 million from $82.4 million. Selling, general and administrative expenses as a percentage of net sales increased to 37.6% from 31.5% in the comparable prior year period. Such increase is principally due to costs associated with the launch and support of new product lines.

       Net royalty income decreased by $.2 million to $2.8 million from $3.0 million in the comparable prior year period. The decrease is due to the termination of the women's sportswear license, the transition of the fragrance license to a new licensee and the transfer of jeans from a licensed to an "in-house" business.

       Investment income decreased by $1.8 million to $.8 million from $2.6 million in the comparable prior year period. The decrease is the result of lower average cash balances, due to the Company's stock purchase program.

       The provision for income taxes decreased to 39.2% from 39.5% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the effective state income tax rates.

       Net earnings decreased 36.6% to $18.4 million from $29.0 million in the comparable prior year period as a result of the factors discussed above.

For the Three Months Ended August 28, 1999:

       Net sales increased 10.0% to $166.0 million in the three months ended August 28, 1999 from $150.9 million in the comparable prior year period. The increase in sales is due primarily to increased unit volume rather than price increases. Wholesale sales increased 9.0% to $127.1 million from $116.6 million due to the launch of the Nautica Sport Tech, Nautica Jeans Company and Nautica Ladies Robes and Sleepwear fall product lines. Outlet Retail sales increased 13.5% to $38.9 million from $34.3 million as a result of sales from new stores opened in the last twelve months offsetting negative comparable store sales.

       Gross profit for the period was 47.3% compared to 48.1% in the comparable prior year period. This decrease is due to the impact of lower margins on new product lines.

       Total selling, general and administrative expenses increased by $13.7 million to $57.3 million from $43.6 million. Selling, general and administrative expenses as a percentage of net sales increased to 34.5% from 28.9% in the comparable prior year period. The increase in the percentage of net sales is principally due to costs associated with the launch and support of new product lines.

       Net royalty income of $1.4 million was comparable to the prior year period.

       Investment income decreased by $.9 million to $.3 million from $1.2 million in the comparable prior year period. The decrease is the result of lower average cash balances, due to the Company's stock purchase program.

       The provision for income taxes decreased to 39.2% from 39.5% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the effective state income tax rates.

       Net earnings decreased 26.7% to $14.0 million from $19.1 million in the comparable prior year period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

       During the six months ended August 28, 1999, the Company generated cash from operating activities of $14.1 million, principally from net earnings. Increases in accounts receivable and inventory of $15.0 and $14.3 million, respectively, due to increased sales, were financed principally by cash generated from net earnings and increases in accounts payable and accrued expenses. Accounts receivable was 14.4% higher than the same period in the prior year due to increased sales and the timing of shipments, with a greater percentage occurring in the last part of the quarter. Inventory was 14.3% lower than the same period in the prior year due to a shift by retailers in order delivery dates for the holiday season, particularly for outerwear. During the six months ended August 29, 1998, the Company generated cash from operating activities of $4.3 million, principally from net earnings. Increases in accounts receivable and inventory of $21.9 and $31.9 million, respectively, were due to increased sales, and were financed principally by cash generated from net earnings, and increases in accounts payable. Accounts receivable and inventory were higher than the same period in the prior year by 12.0% and 13.0%, respectively. These increases were related to sales increases.

       During the six months ended August 28, 1999, the Company's principal investing activities related primarily to the continued expansion of the Nautica in-store shop programs. The Company expects to continue to incur capital expenditures to support the in-store shop program, open additional outlet retail stores, and to launch and support new product lines. At August 28, 1999, there were no other material commitments for capital expenditures.

       During the six months ended August 28, 1999, the Company purchased 2,444,500 shares of its outstanding common stock at a cost of $29.5 million.

       The Company has a total of $100.0 million in lines of credit with two commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by inventory and accounts receivable. At August 28, 1999 and February 27, 1999, letters of credit outstanding under the lines were $60.7 million and $37.9 million, respectively, and there were no short-term borrowings outstanding.

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

YEAR 2000

       The Company has been engaged in a process to ensure that its systems will recognize and process transactions for the year 2000 and beyond. The Company believes that it has implemented successfully the systems and programming changes necessary to address year 2000 issues with respect to its internal systems. The cost of such actions has not had a material adverse effect on the Company's results of operations or financial condition. The Company developed a plan which identified all systems requiring modification or replacement, established a timeframe for ensuring its year 2000 compliance and appointed a responsible party in the organization for the particular system. The Company has finished the year 2000 testing and implementation of the systems upgrade and will be continuously monitoring and testing the internal systems through the end of 1999 and the early part of 2000.

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

       The Company is developing a contingency plan in order to minimize the potential disruption of business operations that may result if the Company, its vendors or customers fail to become year 2000 compliant.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about interest rate risk

       The Company has no long-term debt, and finances capital needs through available capital, future earnings and bank lines of credit. The Company's exposure to market risk for changes in interest rates is primarily in its investment portfolio. The Company, pursuant to investing guidelines, mitigates exposure by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. During the six months ended August 28, 1999, the Company earned investment income of $.8 million. If interest rates had been 1% lower than they were during the year, investment income would have been $.5 million lower. The market risks associated with the investment portfolio exposure has not changed materially since February 27, 1999.

                                     PART II

                                OTHER INFORMATION

Items I through 9. - All items are inapplicable except:

Item 4. Submission of Matters to a Vote of Security-Holders

(a) The Annual Meeting of Stockholders of Nautica Enterprises, Inc. was held on July 1, 1999.

(b) The directors named in the Proxy Statement constituting the entire Board of Directors were elected to one-year terms expiring in 2000, as follows:


                              FOR                         WITHHELD
                              ---                         --------
Harvey Sanders            31,764,937                      276,580
David Chu                 31,764,937                      276,580
George Greenberg          31,759,202                      282,315
Robert B. Bank            31,764,137                      277,380
Israel Rosenzweig         31,758,931                      282,586
Charles Scherer           31,764,601                      276,916
Ronald G. Weiner          31,763,801                      277,716


(c) At the Annual Meeting, the stockholders voted upon a proposal to reapprove the material terms of the Company's Incentive Compensation Plan, as follows:

For the proposal          31,233,463
Against the proposal         752,858
Withheld                      55,196


The Notice of Annual Meeting of Stockholders and Proxy Statement for Nautica Enterprises, Inc. dated May 28, 1999 was filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Act.

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

                                        NAUTICA ENTERPRISES, INC.

                                   By:   s/Harvey Sanders
                                      -------------------------------------
                                                 Harvey Sanders
                                                  Chairman of the Board
                                                  and President

Date:  October 6, 1999
     -------------------------

                                   By:  s/W. Donald Pennington
                                      -------------------------------------
                                                 W. Donald Pennington
                                                  Chief Financial Officer

Date:  October 6, 1999
     -------------------------