Form 10-Q
period 1999-11-27
NAUTICA ENTERPRISES INC
filed 2000-01-11
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 27, 1999 or
                               -----------------
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                    to
                               ------------------    -------------------

Commission file number   0-6708
                       -------------------------------------------------------

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

Yes      No
   -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of Common Stock outstanding as of January 10, 2000 was 34,640,171.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                                NOVEMBER 27, 1999
                                   (unaudited)




                                      INDEX

                                                                                                                Page No.
                                                                                                                --------
Part I - Financial Information:

            Item 1.  Financial Statements (unaudited):

             Condensed Consolidated Balance Sheets
             As at November 27, 1999 and February 27, 1999...........................................................2

             Condensed Consolidated Statements of Earnings
             For the Nine and Three Month Periods Ended
             November 27, 1999 and November 28, 1998.................................................................3

             Condensed Consolidated Statements of Cash Flows
             For the Nine Month Periods Ended
             November 27, 1999 and November 28, 1998.................................................................4

            Notes to Condensed Consolidated Financial Statements.....................................................5

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations...................................................8

            Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................11

Part II - Other Information.........................................................................................12

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)

          ASSETS                                                           (unaudited)
                                                                           November 27,       February 27,
                                                                               1999               1999
                                                                           ------------       ------------
Current assets:
  Cash and cash equivalents                                                   $  27,085        $  15,498
  Short-term investments                                                         33,636           55,049
  Accounts receivable - net                                                     127,092          102,471
  Inventories                                                                    69,419           70,212
  Prepaid expenses and other current assets                                       6,178            5,434
  Deferred tax benefit                                                            7,736            7,369
                                                                              ---------        ---------
                              Total current assets                              271,146          256,033

Property, plant and equipment, net of
  accumulated depreciation and amortization                                      76,229           64,524

 Other assets                                                                    13,756           11,777
                                                                              ---------        ---------

                                                                              $ 361,131        $ 332,334
                                                                              =========        =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                          $     -        $      50
  Accounts payable - trade                                                       29,240           29,596
  Accrued expenses and other current liabilities                                 57,415           40,298
  Income taxes payable                                                           11,809            6,523
                                                                              ---------        ---------
                              Total current liabilities                          98,464           76,467

Long-term debt -net                                                                   -               50

Stockholders' equity:
  Preferred stock - par value $.01; authorized,
    2,000,000 shares; no shares issued
  Common stock - par value $.10; authorized, 100,000,000 shares; issued
    42,666,000 shares at November 27, 1999 and 42,604,000 shares at
    February 27, 1999                                                             4,719            4,260
  Additional paid-in capital                                                     66,772           66,813
  Retained earnings                                                             311,978          275,882
  Accumulated other comprehensive loss                                             (240)             (35)
                                                                              ---------        ---------
                                                                                383,229          346,920
  Less:
  Common stock in treasury - at cost;
    8,041,000 shares at November 27, 1999
    and 5,596,000 at February 27, 1999                                         (120,562)         (91,103)
                                                                              ---------        ---------
                              Total stockholders' equity                        262,667          255,817
                                                                              ---------        ---------

                                                                              $ 361,131        $ 332,334
                                                                              =========        =========

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (amounts in thousands, except share data)

                                                                      (unaudited)                          (unaudited)
                                                           Nine Months        Nine Months        Three Months        Three Months
                                                              Ended              Ended               Ended              Ended
                                                         November 27, 1999  November 28, 1998  November 27, 1999  November 28, 1998
                                                         -----------------  -----------------  -----------------  -----------------
Net Sales                                                  $    463,137       $    418,914        $    187,958       $    157,047
Cost of goods sold                                              242,156            218,208              96,884             80,742
                                                           ------------       ------------        ------------       ------------
  Gross profit                                                  220,981            200,706              91,074             76,305

Selling, general  and administrative expenses                   167,534            127,614              64,181             45,224
Net royalty income                                               (4,534)            (4,372)             (1,693)            (1,370)
                                                           ------------       ------------        ------------       ------------
  Operating profit                                               57,981             77,464              28,586             32,451

Investment income, net                                            1,386              3,207                 538                590
Minority interest in loss of consolidated subsidiary                  -                405                   -                120
                                                           ------------       ------------        ------------       ------------

Earnings before provision for income taxes                       59,367             81,076              29,124             33,161

Provision for income taxes                                       23,272             32,025              11,417             13,099
                                                           ------------       ------------        ------------       ------------

NET EARNINGS                                               $     36,095       $     49,051        $     17,707       $     20,062
                                                           ============       ============        ============       ============

Net earnings per share of common stock
     Basic                                                 $       1.03       $       1.27        $       0.51       $       0.53
                                                           ============       ============        ============       ============
     Diluted                                               $       0.98       $       1.20        $       0.48       $       0.51
                                                           ============       ============        ============       ============

Weighted average number of common shares outstanding
     Basic                                                   34,876,000         38,732,000          34,624,000         37,515,000
                                                           ============       ============        ============       ============
     Diluted                                                 36,836,000         40,976,000          36,579,000         39,362,000
                                                           ============       ============        ============       ============

Cash dividends per common share                                none               none                none               none
                                                           ============       ============        ============       ============

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                                          (unaudited)
                                                                               Nine Months            Nine Months
                                                                                  Ended                  Ended
                                                                             November 27, 1999     November 28, 1998
                                                                             -----------------     -----------------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                                  $ 36,095               $ 49,051
                                                                                --------               --------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Minority interest in net loss of consolidated subsidiary                         -                   (405)
      Deferred income taxes                                                         (231)                     -
      Depreciation and amortization                                               13,229                  9,257
      Provision for bad debts                                                        972                    714
      Changes in operating assets and liabilities
       Accounts receivable                                                       (25,593)               (18,577)
       Inventories                                                                   794                (11,824)
       Prepaid expenses and other current assets                                    (744)                   160
       Other assets                                                               (2,617)                (2,684)
       Accounts payable - trade                                                     (357)                 4,979
       Accrued expenses and other current liabilities                             17,118                  2,596
       Income taxes payable                                                        5,286                  3,325
                                                                                --------               --------
Total adjustments                                                                  7,857                (12,459)
                                                                                --------               --------

Net cash provided by operating activities                                         43,952                 36,592
                                                                                --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition, net of cash acquired                                                    -                 (1,650)
  Purchase of property, plant and equipment                                      (24,295)               (16,643)
  Sale of short-term investments                                                  21,071                 (1,164)
                                                                                --------               --------
Net cash used in investing activities                                             (3,224)               (19,457)
                                                                                --------               --------


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                                              (100)                   (50)
  Purchase of treasury stock                                                     (29,460)               (48,104)
  Proceeds from issuance of common stock                                             419                    921
                                                                                --------               --------
Net cash used in financing activities                                            (29,141)               (47,233)
                                                                                --------               --------

Increase (Decrease) in cash and cash equivalents                                  11,587                (30,098)

Cash and cash equivalents at beginning of period                                  15,498                 34,616
                                                                                --------               --------

Cash and cash equivalents at end of period                                      $ 27,085               $  4,518
                                                                                ========               ========

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                                    $ 18,017               $ 28,654
                                                                                ========               ========

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 27, 1999
                                   (unaudited)
                             (amounts in thousands)

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

NOTE 2 -      The results of operations for the nine-month period ended
          November 27, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 -      The Company utilized the last-in, first-out "LIFO" method for certain wholesale inventories as at November 27, 1999 and February 27, 1999 and for the nine and three month periods ended November 27, 1999 and November 28, 1998. The "LIFO" inventory for the nine month periods ended November 27, 1999 and November 28, 1998 are based upon end of year estimates. Inventories at November 27, 1999 and February 27, 1999 consist primarily of finished goods.

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


                                              Nine                Nine               Three                Three
                                      Months Ended        Months Ended       Months  Ended         Months Ended
                                 November 27, 1999   November 28, 1998   November 27, 1999    November 28, 1998
                                 -----------------   -----------------   -----------------    -----------------
Net earnings                               $36,095             $49,051             $17,707              $20,062
Changes in unrealized gains
    and losses on securities,
    net of tax                               (205)                (75)                (39)                   30
                                             -----                ----                ----                   --
       Comprehensive Income                $35,890             $48,976             $17,668              $20,092
                                           =======             =======             =======              =======

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                NOVEMBER 27, 1999
                                   (unaudited)
                             (amounts in thousands)

NOTE 5 -      Short-term investments consist primarily of government and agency bonds, tax exempt municipal bonds and corporate bonds. These marketable securities are classified as available-for-sale and are adjusted to market value at the end of each accounting period. Unrealized market gains and losses, net of deferred tax, are reported in stockholders' equity. Realized gains and losses on sales of investments are determined on a specific identification basis, and are included in the consolidated statements of earnings. For the nine months ended November 27, 1999 and November 28, 1998, gross realized gains totaled $21 and $405 and gross realized losses totaled $252 and $47, respectively. There were no realized gains during the three months ended November 27, 1999. For the three months ended November 28, 1998, gross realized gains totaled $97. For the three months ended November 27, 1999 and November 28, 1998, gross realized losses totaled $13 and $16, respectively.

          The unrealized losses on available-for-sale securities which were included in accumulated other comprehensive loss were losses of $400 (net of deferred tax of $160) and $58 (net of deferred tax of $23) as of November 27, 1999 and February 27, 1999, respectively.

NOTE 6 -      Basic net earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted net earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of options which are convertible into common shares. Options which were excluded from the calculation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive, were 2,395,000 and 2,460,000, during the nine months ended November 27, 1999 and November 28, 1998, respectively.

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

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                November 27, 1999
                                   (unaudited)
                             (amounts in thousands)

Segment profit is based on earnings before income taxes. The reportable segments are distinct business units and are separately managed with different distribution channels.

                                                                     Outlet             All           Corporate/
                                                   Wholesale         Retail            Other         Eliminations          Totals
                                                   ---------         ------            -----         ------------          ------
FOR THE NINE MONTHS ENDED NOVEMBER 27, 1999
Net Sales                                           $365,156          $97,981                                              $463,137
Segment operating profit (loss)                       46,953           14,164           $4,534           $(6,284)            59,367
Segment Assets                                       223,828           49,633            9,577             78,093           361,131
Depreciation expense                                  11,027              785              306                472            12,590

FOR THE NINE MONTHS ENDED NOVEMBER 28, 1998
Net Sales                                           $328,082          $90,832                                              $418,914
Segment operating profit (loss)                       59,769           18,808           $4,372           $(1,873)            81,076
Segment Assets                                       191,239           46,066           10,111             75,223           322,639
Depreciation expense                                   7,681              632              198                267             8,778

                                                                     Outlet             All           Corporate/
                                                   Wholesale         Retail            Other         Eliminations          Totals
                                                   ---------         ------            -----         ------------          ------
FOR THE THREE MONTHS ENDED NOVEMBER 27, 1999
Net Sales                                           $152,282          $35,676                                              $187,958
Segment operating profit (loss)                       23,947            6,038           $1,693           $(2,554)            29,124
Segment Assets                                       223,828           49,633            9,577             78,093           361,131
Depreciation expense                                   3,624              286               87                160             4,157

FOR THE THREE MONTHS ENDED NOVEMBER 28, 1998
Net Sales                                           $121,788          $35,258                                              $157,046
Segment operating profit (loss)                       23,872            8,232           $1,370             $(312)            33,162
Segment Assets                                       191,239           46,066           10,111             75,223           322,639
Depreciation expense                                   2,492              237               96                 89             2,914

In the Corporate/Eliminations column the segment assets primarily consist of the Company's cash and investment portfolio and the segment operating loss consists of corporate expenses offset by investment income earned.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

RESULTS OF OPERATIONS

For the Nine Months Ended November 27, 1999:

     Net sales increased 10.6% to $463.1 million in the nine months ended November 27, 1999 from $418.9 million in the comparable prior year period. The increase in sales is due primarily to increased unit volume rather than price increases. Wholesale sales increased 11.3% to $365.1 million from $328.1 million due to the launch of the Nautica Sport Tech, Nautica Jeans Company and Nautica Ladies Robes and Sleepwear product lines. Outlet Retail sales increased 7.9% to $98.0 million from $90.8 million as a result of sales from new stores opened in the last twelve months, offsetting negative comparable store sales.

     Gross profit for the period was 47.7% compared to 47.9% in the comparable prior year period. This decrease is primarily due to the impact of lower margins on new product lines.

     Total selling, general and administrative expenses increased by $39.9 million to $167.5 million from $127.6 million. Selling, general and administrative expenses as a percentage of net sales increased to 36.2% from 30.5% in the comparable prior year period. Such increase is due to costs associated with the launch and support of new product lines, and higher outlet retail, general selling and retail development expenses.

     Net royalty income increased by $.1 million to $4.5 million from $4.4 million in the comparable prior year period. The increase is primarily due to strength in boys apparel and men's accessories.

     Investment income decreased by $1.8 million to $1.4 million from $3.2 million in the comparable prior year period. The decrease is the result of lower average cash and investment account balances, due to the Company's stock purchase program and lower rates of returns on investments.

     The provision for income taxes decreased to 39.2% from 39.5% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the effective state income tax rates.

     Net earnings decreased 26.4% to $36.1 million from $49.1 million in the comparable prior year period as a result of the factors discussed above.

For the Three Months Ended November 27, 1999:

     Net sales increased 19.7% to $188.0 million in the three months ended November 27, 1999 from $157.0 million in the comparable prior year period. The increase in sales is due primarily to increased unit volume rather than price increases. Wholesale sales increased 25.0% to $152.3 million from $121.8 million due to the launch of the Nautica Sport Tech, Nautica Jeans Company and Nautica Ladies Robes and Sleepwear fall product lines. Outlet Retail sales increased 1.2% to $35.7 million from $35.3 million as a result of sales from new stores opened in the last twelve months offsetting negative comparable store sales.

     Gross profit for the period was 48.5% compared to 48.6% in the comparable prior year period. This decrease is primarily due to the impact of lower margins on new product lines.

     Total selling, general and administrative expenses increased by $19.0 million to $64.2 million from $45.2 million. Selling, general and administrative expenses as a percentage of net sales increased to 34.1% from 28.8% in the comparable prior year period. The increase in the percentage of net sales is due to costs associated with the launch and support of new product lines, and higher outlet retail, general selling and retail development expenses.

     Net royalty income increased by $.3 million to $1.7 million from $1.4 million in the comparable prior year period. The increase is primarily due to strength in boys apparel and men's accessories.

     Investment income decreased by $.1 million to $.5 million from $.6 million in the comparable prior year period. The decrease is the result of lower rates of returns on investments.

     The provision for income taxes decreased to 39.2% from 39.5% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the effective state income tax rates.

     Net earnings decreased 11.7% to $17.7 million from $20.1 million in the comparable prior year period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended November 27, 1999, the Company generated cash from operating activities of $44.0 million, principally from net earnings. Increases in accounts receivable of $25.6 million, due to increased sales, were financed principally by cash generated from net earnings and increases in accrued expenses. Accounts receivable was 28.4% higher than the same period in the prior year due to increased sales and the timing of shipments, with a greater percentage occurring in the latter part of the quarter. Inventory was 11.6% lower than the same period in the prior year due to reduced outlet inventory and the receipt of production closer to the time of customer delivery. During the nine months ended November 28, 1998, the Company generated cash from operating activities of $36.6 million, principally from net earnings. Increases in accounts receivable and inventory of $18.6 and $11.8 million, respectively, were due to increased sales, and were financed principally by cash generated from net earnings, and increases in accounts payable. Accounts receivable and inventory were higher by 2.9% and 15.3%, respectively, than balances in the preceding year. These increases were related to sales increases.

     During the nine months ended November 27, 1999, the Company's principal investing activities related primarily to the continued expansion of the Nautica in-store shop programs. The Company expects to continue to incur capital expenditures to support the in-store shop program, open additional outlet retail stores, and to launch and support new product lines. At November 27, 1999, there were no other material commitments for capital expenditures.

     During the nine months ended November 27, 1999, the Company purchased 2,444,500 shares of its outstanding common stock at a cost of $29.5 million.

     The Company has a total of $100.0 million in lines of credit with two commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by inventory and accounts receivable. At November 27, 1999 and February 27, 1999, letters of credit outstanding under the lines were $57.8 million and $37.9 million, respectively, and there were no short-term borrowings outstanding.

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

     As of January 10, 2000, the Company has not had any adverse consequences as a result of year 2000 issues.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about interest rate risk

     The Company has no long-term debt, and finances capital needs through available capital, future earnings and bank lines of credit. The Company's exposure to market risk for changes in interest rates is primarily in its investment portfolio. The Company, pursuant to investing guidelines, mitigates exposure by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. During the nine months ended November 27, 1999, the Company earned investment income of $1.4 million. If interest rates had been 1% lower than they were during the year, investment income would have been $.7 million lower. The market risks associated with the investment portfolio exposure has not changed materially since February 27, 1999.

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

                                                      NAUTICA ENTERPRISES, INC.


                                         By:   s/Harvey Sanders
                                            -----------------------------------
                                                    Harvey Sanders
                                                       Chairman of the Board
                                                        and President

Date:  January 11, 2000
     ------------------------


                                         By:  s/W. Donald Pennington
                                            -----------------------------------
                                                    W. Donald Pennington
                                                       Chief Financial Officer

Date:  January 11, 2000
     ------------------------