Form 10-K405
period 2000-03-04
NAUTICA ENTERPRISES INC
filed 2000-05-26
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 1O-K


[X]      ANNUAL REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended March 4, 2000

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

                    ---------------------------------------

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        On May 17, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, using the average bid and asked prices of the registrant's stock on such date, was $328,768,773. As of May 17, 2000, there were issued and outstanding 31,761,171 shares of the Company's Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE
    Identification of Document                Part into which Incorporated
   ---------------------------                ----------------------------


Proxy Statement  for Annual Meeting
of Stockholders to be held July 6, 2000       Part III--Items 10, 11, 12 and 13

                                     PART I


ITEM 1.  BUSINESS.

                  Nautica Enterprises, Inc., a Delaware corporation (together with its subsidiaries, the "Company"), through its subsidiaries, designs, sources, markets and distributes apparel under the following brands: Nautica; Nautica Competition; NST-Nautica Sport Tech; Nautica Jeans Company; John Varvatos; E. Magrath; and, Byron Nelson. These products feature innovative designs, classic and contemporary styling, quality fabrics and functionality.

                  The Company's in-store shop programs for the Nautica, Nautica Competition and Nautica Jeans Company collections are an integral part of the Company's marketing strategy for its wholesale business. Through this program, the Company and a department store customer create a specific area within the store dedicated to the exclusive merchandising and sale of the Nautica, Nautica Competition or Nautica Jeans Company collections, as the case may be. Each of these shops are outfitted with signature fixtures consistent with the image of each of the brands and present the collections in an integrated, visually attractive environment.

                  In addition to its wholesale business, the Company operates outlet stores that provide an additional sales channel for Nautica products and allows for the organized distribution of excess and out-of-season merchandise.

                  The Company strategically extends the Nautica brands and broadens the international distribution of the Nautica apparel collection through license arrangements. The Nautica name is currently licensed for a range of products consistent with Nautica's design concepts and image. The Nautica name is also licensed globally for distribution of the Nautica collection.


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

                  Nautica maintains an inventory of basic, year-round items in order to allow for the continuous replenishment of such stock to its retail customers. Such items include denim shirts, cotton pique knit and tee shirts, cotton twill and nylon pants, lightweight jackets, swimwear and french terry tops and bottoms. Retail customers are able to reorder these products throughout the year via electronic data interchange.

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

                  The Nautica Competition collection includes activewear, outerwear and caps and bags. Activewear includes fleece and french terry tops, french terry pants and shorts, performance fleece, tee shirts and swimwear. Outerwear includes parkas, anoraks, bomber jackets and inclement weather gear. The Nautica Competition products that are offered on a year round basis through the Company's automatic replenishment program include fleece and french terry tops and bottoms. The collection is sold through the Company's wholly-owned subsidiary, Nautica International, Inc.

                  The Nautica Competition collections are presented during four merchandising seasons, with approximately two deliveries in each season. All deliveries are based on seasonal athletic themes developed by the Company's in-house design and merchandising staffs and are distinguished by the use of bold graphics, color and innovative fabrics and styling details.

                  NST - Nautica Sport Tech

                  Through the NST - Nautica Sport Tech brand the Company offers a collection of young men's activewear and outerwear. Launched in Spring 1999, this line of authentic athleticwear is designed to appeal to the dedicated young athlete by combining "street" style and performance features. While NST has a "look and attitude" all its own, it is true to the Nautica heritage of authenticity, integrity and value-added detailing.

                  The NST collections includes activewear, caps and bags. Activewear includes fleece and french terry tops, fleece and french terry pants and shorts, performance fleece fabrics and tee shirts. NST is targeted to a 17-24 year old age group. It is sold through the Company's wholly-owned subsidiary, Nautica Sport Tech, Inc.

                  The NST collections are presented in four merchandising seasons, each consisting of approximately two deliveries. The deliveries are based on youth culture sporting themes. The products are color driven with high tech details, logo brand identification and use of technical and performance fabrics.

                  Nautica Jeans Company

                  Through the Nautica Jeans Company brand, which was introduced in Fall 1999, the Company offers a denim-based collection of men's apparel, including jeans, woven shirts, knits, bottoms and outerwear. Knits include sweaters, tee shirts and activewear; bottoms include denim jeans, casual pants, denim shorts and casual shorts; and, outerwear includes jean jackets, lightweight, transitional weight and down outerwear. The products of the Nautica Jeans Company are targeted to the 16-35 year old age group and feature various themes. The Nautica Jeans Company is launching a denim-based collection of womens apparel in Fall 2000, which will include a full range of products, including jeans, woven shirts, knits, bottoms and outerwear. Knits will include sweaters, tee shirts and activewear; bottoms will include denim jeans, casual pants, denim skirts, casual skirts, denim dresses, casual dresses, denim shorts and casual shorts; and, outerwear will include jean jackets, lightweight, transitional weight and down outerwear.

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

                  Nautica Robes and Sleepwear

                  The Nautica robes and sleepwear collection for men includes robes, boxer shorts, jams, night shirts, henley camp shirts, nightshirts and pull on pants. In 1999, the Company introduced a Nautica robes and sleepwear collection for women, capitalizing on the success of its mens robes and sleepwear line. The collection includes pajamas, knit tops and pants, drawstring shorts, chemise, gowns, nightshirts and robes. The Nautica mens and womens robes and sleepwear collections are sold through the Company's wholly-owned subsidiary, Nautica Furnishings, Inc.

                  The Nautica robes and sleepwear collections are presented in four merchandising seasons with monthly deliveries. The deliveries are distinguished by fabrications, use of color, pattern and prints, and styling. In addition, certain of the products are offered through the Company's automatic replenishment program.


                  John Varvatos Company

                  The John Varvatos mens contemporary designer collection will be launched during Fall 2000. The collection will be sold to high-end department stores and specialty stores. The collection will consist of sportswear, tailored clothing, furnishings and accessories. Sportswear will include sweaters, knits, wovens, pants, outerwear and leather; tailored clothing will include suits, jackets, dress pants and top coats; furnishings will include dress shirts and neckwear; and accessories will include scarves, hats, belts, shoes, and bags. The collection is sold through the Company's wholly-owned subsidiary, John Varvatos Company.


                  E. Magrath and Byron Nelson

                  Through the E. Magrath Apparel Company, a wholly-owned subsidiary of the Company, the Company offers the E. Magrath and Byron Nelson golf sportswear collections. Each collection includes knit shirts, woven shirts, trousers, shorts, lightweight outerwear and windshirts, and are targeted to consumers for on and off golf course wear. The Byron Nelson label, which is licensed by the Company, is displayed on the products offered in the Byron Nelson collections. These collections are presented in two lines each year and are sold in better country clubs and resorts nationwide.


                  Other Activities

                  The Company also licenses the Nautica name and related trademarks for a range of products consistent with Nautica's design concepts and image. See "Licensing."


MARKETING

                  The Company concentrates its marketing efforts on national and regional print and outdoor advertising. The advertising captures the images of each of its brands in environments that reflect the lifestyle approach of each collection. The Company's advertising campaigns are featured throughout the year in national magazines, including Conde Nast Traveler, GQ, L'Uomo Vogue, Men's Health, The New Yorker, The New York Times Magazine,

Sports Illustrated and Vanity Fair; and, in regional magazines. The Company also advertises its brands utilizing outdoor media, including bus shelters, bus panels and billboards. In addition, the Company participates with its retail customers in a cooperative advertising program. The print advertising is supplemented by a series of special events and sports sponsorships. With the introduction of NST and Nautica Jeans Company, the Company's marketing efforts are expanding to include media tie-ins, websites and grass roots advertising.

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

                  Company products are marketed by a regional sales force and sales representatives through its showrooms in New York City and Dallas, Texas to leading department and specialty stores. In addition, NST is marketed to specialty athletic stores, and E. Magrath and Byron Nelson are marketed to golf shops at better country clubs and resorts. In fiscal year 2000, Dillard Department Stores, Federated Department Stores and May Department Stores Company each accounted for approximately 17%, 18% and 23%, respectively, of the Company's total gross sales. No other customer of the Company accounted for 10% or more of the Company's sales during that period.


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

                  The Company contracts for the manufacture of its products and does not own or operate any manufacturing facilities. The Company's contract manufacturers are located primarily in Asia. The Company's agent and sourcing offices, based in Hong Kong and Taiwan, respectively, monitor production to ensure compliance with design specifications, quality standards and timely delivery of finished garments. They are assisted by Company employees based in New York who regularly visit with the manufacturers to monitor production. To date, the Company has not experienced difficulty in obtaining manufacturing services. Management believes that many alternate manufacturing sources exist. However, the inability of current sources to satisfy the Company's manufacturing requirements, the loss of certain manufacturers, the loss of an agent of the Company or a delay in locating manufacturing capacity following termination of a manufacturing relationship, could have a material adverse effect on the Company's business and operating results. While the Company has long standing relationships with many of its manufacturers and believes its relations to be good, it does not have long-term commitments with manufacturers.

                  The Company sources for many of its manufacturers a broad range of natural and synthetic fabrics, primarily from foreign textile mills and converters. The Company separately negotiates with fabric suppliers for the sale of required fabric which is then purchased by its manufacturers in accordance with the Company's specifications. To date, the Company has not experienced difficulty in sourcing fabrics for its manufacturers. Management believes that many alternate sources of supplies exist. However, the inability of current sources to satisfy the Company's fabric requirements, the loss of certain fabric vendors, or a delay in manufacturers obtaining fabrics from certain vendors, could have a material adverse effect on the Company's business and operating results. The Company does not have any long-term commitments with fabric suppliers.

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

                  Nautica Licensing currently licenses products for wholesale distribution in the following product categories: fragrances for men and women, neckwear, tailored clothing, footwear, watches, hosiery, eyewear, womens swimwear, rainwear, infants', girls' and boys' apparel, leather belts, wallets and accessories, umbrellas, gloves, scarves, mufflers and hankies, dress shirts, and home furnishings, including bedding, furniture, dinnerware and wallpaper.

                  Internationally, Nautica apparel currently is licensed for sale in Argentina, Australia, Canada, Chile, Colombia, Europe, Greece, Hong Kong, Indonesia, Japan, Korea, Malaysia, Mexico, New Zealand, Panama, Peru, Philippines, Singapore, Taiwan, Thailand, United Arab Emerites, Uruguay and Venezuela. In addition to wholesale distribution of Nautica apparel, international licensees operate Nautica retail stores in certain of these markets.

                  As a provision of the agreement by which the Company acquired the Nautica brand in 1984, David Chu, Executive Vice President of the Company and President of Nautica Licensing, is entitled to receive 50% of the net royalty income from licensing the Nautica name and trademarks. The Company receives the remaining 50% of such net royalty income. Through a separate arrangement, Mr. Chu is entitled to receive a design fee of up to 1.5% of the net sales of certain new products.

OUTLET RETAIL

                  The Company operates 91 outlet stores generally located in outlet centers throughout the United States. The Company's outlet retail operations are conducted through its wholly-owned subsidiary, Nautica Retail USA, Inc. These outlet retail stores have enabled the Company to increase sales in certain geographic markets where Nautica products were not previously available and reach consumers who favor value-oriented retailers. They also provide opportunities for Nautica to sell excess and out-of-season merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices. Nautica retail outlet stores are geographically positioned to minimize potential conflict with the Company's retail customers.


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

                  In addition to the Nautica Marks, the Company has registered or is in the process of registering the following trademarks in the United States and certain other countries for apparel and certain other products:
Nautica Competition, NST-Nautica Sport Tech, Nautica Jeans Company, and John Varvatos Company.

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


EMPLOYEES

                  At March 4, 2000, the Company had approximately 2,800 employees. Approximately 300 of such employees are parties to a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES.

                  The Company operates four warehouse and distribution facilities for its wholesale business in Rockland, Maine and one in Irving, Texas. Two of such facilities, a 350,000 square foot facility and a 100,000 square foot facility, both of which are owned by the Company, are used for receiving, shipping and warehousing the Company's products. Two leased facilities of approximately 60,000 square feet each and one leased facility of approximately 25,000 square feet are used for warehousing the Company's products.

                  The Company operates a 150,000 square foot leased warehouse facility in Edison, New Jersey. This facility is used for receiving, shipping and warehousing Nautica outlet retail merchandise.

                  The Company has administrative and sales offices at 40 West 57th Street, New York, New York, where it occupies under lease approximately 110,000 square feet. It also leases a design studio of approximately 44,000 square feet located at 11 West 19th Street, New York, New York, and a design studio of approximately 9,000 square feet located at 26 West 17th Street, New York, New York. The Company or its affiliates also lease sales offices in Dallas, Texas and London, England, one full price retail store located in New York City and 91 Nautica outlet retail stores located throughout the United States. The retail outlet stores range in size from approximately 2,400 to 9,300 square feet, and average approximately 3,800 square feet. All of the Company's facilities are deemed by it to be adequate for the purposes utilized.


ITEM 3.  LEGAL PROCEEDINGS.

                  None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matters were submitted to a vote of security-holders during the fourth quarter of fiscal 2000.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The Company's common stock is publicly quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the trading symbol "NAUT".

                  The following table sets forth for the periods indicated the high and low reported sales prices per share for the common stock as reported on the NASDAQ National Market System.


                                                                                      HIGH              LOW
FISCAL 1999
         First Quarter Ended May 30, 1998                                             $32.50           $24.19
         Second Quarter Ended August 29, 1998                                          32.00            22.00
         Third Quarter Ended November 28, 1998                                         22.94            15.10
         Fourth Quarter Ended February 27, 1999                                        20.12            13.25

FISCAL 2000
         First Quarter Ended May 29, 1999                                             $16.81           $10.88
         Second Quarter Ended August 28, 1999                                          17.31            14.25
         Third Quarter Ended November 27, 1999                                         16.69            12.63
         Fourth Quarter Ended March 4, 2000                                            13.63             8.38

FISCAL 2001
         First Quarter (through May 17, 2000)                                         $12.56           $ 9.81


                  As of May 17, 2000, there were approximately 418 holders of record of the Company's common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                               Year ended
                                                                               ----------

Amounts in thousands, except                       March 4,        February 27,    February 28,     February 28,    February 29,
    per share data                                   2000              1999            1998             1997            1996
-----------------------------                      --------        -----------     -----------      -----------     -----------
Selected consolidated statements of earnings
   data
      Net sales                                    $621,286        $552,650        $484,832         $386,560         $302,541
                                                    =======         =======         =======          =======          =======

Net earnings                                       $ 46,163        $ 58,708        $ 56,418         $ 44,040         $ 31,986
                                                   ========        ========        ========         ========         ========
Net earnings per share of common stock
    Basic                                             $1.33           $1.53           $1.44            $1.10             $.81
                                                       ====            ====            ====             ====              ===

    Diluted                                           $1.26           $1.45           $1.35            $1.02             $.76
                                                       ====            ====            ====             ====              ===
Cash dividends per share of common stock
                                                       None            None            None             None             None


Selected consolidated balance sheets data

    Total assets                                   $351,938        $332,334        $310,451         $251,393         $209,340

    Longterm debt, excluding

    Current portion                                      --              50             100              150              200

    Working capital                                 168,231         179,566         187,355          156,239          133,912

    Stockholders' equity                            263,713         255,817         251,169          203,127          173,138



All share data has been adjusted to reflect stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


              The Company operates two primary business segments, Wholesale and Outlet Retail. The Wholesale segment consists of businesses that design, source, market and distribute to the retail trade sportswear, activewear, outerwear, robes and sleepwear for men and robes and sleepwear for women. The Outlet Retail segment sells merchandise through outlet retail stores directly to consumers.


Fiscal year ended March 4, 2000 compared to February 27, 1999:

              Net sales increased 12.4% to $621.3 million in the fiscal year ended March 4, 2000 from $552.7 million in the prior year. The increase in sales was due primarily to increased unit volume rather than price increases. Wholesale sales increased 12.8% to $483.3 million from $428.3 million due to the launch of the Nautica Sport Tech, Nautica Men's Jeans and Nautica Women's Robes and Sleepwear product lines. Outlet Retail sales increased 10.8% to $137.8 million from $124.3 million as a result of sales from new stores opened during the year and full year sales of stores opened in the prior year offsetting negative comparable store sales.

              Gross profit as a percentage of sales at 48.0% was comparable to 48.1% in the prior year.

              Total selling, general and administrative expenses increased by $51.7 million to $230.0 million from $178.3 million. Selling, general and administrative expenses as a percentage of net sales increased to 37.0% from 32.3% in the prior year. The increase in the percentage of net sales was due to increased costs associated with the launch and support of new product lines, and higher outlet retail, general selling and retail development expenses.

              Net royalty income increased by $.4 million to $5.7 million from $5.3 million in the prior year. The increase was primarily due to the strength in boy's apparel and men's accessories.

              Investment income decreased by $1.9 million to $2.1 million from $4.0 million in the prior year. The decrease was the result of lower average cash and investment balances, due to the Company's stock purchase program and lower average rates of returns on investments.

              The provision for income taxes decreased to 39.2% from 39.5% of earnings before income taxes in the prior year. The decrease was due primarily to a reduction in the effective state income tax rates.

              Net earnings decreased 21.4% to $46.2 million from $58.7 million in the prior year as a result of the factors discussed above.

Fiscal year ended February 27, 1999 compared to February 28, 1998:

              Net sales increased 14.0% to $552.7 million in the fiscal year ended February 27, 1999 from $484.8 million in the prior year. The increase in sales was due primarily to increased unit volume rather than price increases. Wholesale sales increased 11.3% to $428.3 million from $384.8 million as a result of opening new in-store shops, the expansion of existing shops and sales increases in existing shops. Outlet Retail sales increased 24.3% to $124.3 million from $100.0 million as a result of opening additional outlet retail stores and sales increases in existing stores.

              Gross profit as a percentage of sales at 48.1% was comparable to 47.9% in the prior year.

              Total selling, general and administrative expenses increased by $29.3 million to $178.3 million from $149.0 million. Selling, general and administrative expenses as a percentage of net sales increased to 32.3% from 30.7% in the prior year. The increase in the percentage of net sales was principally a result of the start-up costs associated with the planned launch of new product lines, and higher general marketing and retail development costs.

              Net royalty income decreased by $.4 to $5.3 million from $5.7 million in the prior year. The decrease was due to the termination of the women's sportswear license, the transition of the fragrance license and general retail weakness that affected a number of licensees.

              Investment income increased by $.2 million to $4.0 million from $3.8 million in the prior year. The increase was primarily the result of higher average cash balances offset by lower rates of return on investments.

              The provision for income taxes of 39.5% was comparable to 39.6% in the prior year.

              Net earnings increased 4.1% to $58.7 million from $56.4 million in the prior year as a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

              During the years ended March 4, 2000 and February 27, 1999, the Company generated cash from operating activities of $62.7 million and $60.6 million, respectively. Such cash was principally from net earnings and increases in accrued expenses and income taxes payable offset by inventory increases in 2000 and 1999 of $3.7 and $3.5 million, respectively, and increases in accounts receivable of $6.6 and $21.9 million, respectively. Accounts receivable balances were higher by 5.0% and 26.3%, respectively, than balances in the preceding year. Inventory balances were higher by 5.2% and 5.2%, respectively, than balances in the preceding year. These increases were related to sales increases.

              During the year ended March 4, 2000, cash used in investing activities was $12.5 million. This amount primarily consists of investing activities related to the continued expansion of the Nautica in-store shop program and amounts related to the expansion of showrooms, offset by cash provided by a $21.1 million transfer of certain marketable securities into cash equivalents. The Company expects to continue to incur capital expenditures to expand the in-store shop program, open additional outlet retail stores, and to launch and support new product lines. At March 4, 2000, there were no other material commitments for capital expenditures. However, the Company is planning the construction of a new distribution facility which it anticipates will cost approximately $40-$50 million. The Company is evaluating various financing vehicles for the project. During the year ended February 27, 1999, the Company's principal investing activities related to the continued expansion of the in-store shop program and amounts related to the expansion of showrooms.

              During the year, the Board of Directors authorized the Company to repurchase up to 4,000,000 shares of its outstanding stock on the open market. Under this authorization and a previous authorization, the Company purchased

3,368,000 shares at a cost of $39.1 million during 2000. Subsequent to year-end, the Company has purchased an additional 1,880,500 shares at a cost of $21.5 million.

              As of March 4, 2000, the Company has $150.0 million in lines of credit with four commercial banks. As of February 27, 1999, the Company had $100.0 million in lines of credit with two commercial banks. Such lines of credit are available for short-term borrowings and letters of credit and are collateralized by imported inventory and accounts receivable. At March 4, 2000 letters of credit outstanding under the lines were $50.5 million and there were no short-term borrowings outstanding.


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


YEAR 2000

              The Company experienced no disruptions as a result of the commencement of the year 2000. The Company continues to monitor its existing systems to ensure year 2000 compliance. The Company is not aware of any year 2000 non-compliance by its suppliers, customers, and financial institutions that could materially affect business operations. However, the Company does not control the systems of other companies and cannot assure that its suppliers, customers and financial institutions are continuing to monitor their systems to ensure year 2000 compliance. If the Company's suppliers, customers and financial institutions do not monitor their systems and experience a post year 2000 non-compliance issue, the non-compliance could have an adverse effect on future results of operations, or financial condition of the Company.


FORWARD-LOOKING AND CAUTIONARY STATEMENTS

              This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "anticipates," "expects" and similar expressions, which identify forward-looking statements, are subject to certain risks and uncertainties, including those which are economic, competitive and technological, that could cause actual results to differ materially from those forecast or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report, as well as the Company's periodic reports on Forms 10-K and 10-Q and other filings with the Securities and Exchange Commission.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              The Company has no long-term debt, and finances capital needs through available capital, future earnings and bank lines of credit. The Company's exposure to market risk for changes in interest rates is primarily in its investment portfolio. The Company, pursuant to investing guidelines, mitigates exposure by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. During fiscal year 2000, the Company earned investment income of $2.1 million. If interest rates had been 1% lower than they were during the year, investment income would have been $1.4. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal year 2001, although there can be no assurance that interest rates will not significantly change.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              Financial Statements required by Part II, Item 8 are included in
Part IV, Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 6, 2000.


ITEM 11.      EXECUTIVE COMPENSATION.

              The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 6, 2000.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 6, 2000.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                      The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 6, 2000 and by reference to Footnotes F, G, and I of the Consolidated Financial Statements included in this report and referred to at Part IV, Item 14.

                                    PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.           Financial Statements

                  The following consolidated Financial Statements of Nautica
                      Enterprises, Inc. and Subsidiaries required by Part II,
                      Item 8, are included in Part IV of this report:


                                                                                                               Page
                                                                                                              -----
        Report of Independent Certified Public Accountants                                                      F-1

        Consolidated Balance Sheets at March 4, 2000 and February 27, 1999                                      F-2

        Consolidated Statements of Earnings for each of the three years in the
            period ended March 4, 2000                                                                          F-4

        Consolidated Statement of Stockholders' Equity for each of the three years
            in the period ended March 4, 2000                                                                   F-5

        Consolidated Statements of Cash Flows for each of the three years in the
            period ended March 4, 2000                                                                          F-7

        Notes to Consolidated Financial Statements                                                              F-8 - 23


(a) 2.  Financial Statement Schedule

        Included in Part IV of this report:

        Schedule for each of the three years in the period ended March 4, 2000:

        II - Valuation and Qualifying Accounts                                                                 F-24

    3.  Exhibits

        3(a)       Registrant's By-laws as currently in effect are incorporated herein by reference to Registrant's Registration Statement on Form S-1
                   (Registration No. 33-21998).

        3(b)       Registrant's Restated Certificate of Incorporation is incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1995, as amended by a
                   Certificate of Amendment incorporated by reference from the
                   Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996.

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

        10(iii)(c) Registrant's 1996 Stock Incentive Plan is incorporated by reference herein from Registrant's Registration Statement on Form S-8 (Registration Number 333- 55711).

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

        10(iii)(g) Employment Agreement, dated October 1, 1999, by and between the Registrant and John Varvatos, and Split Dollar
                   Agreement, dated May 5, 2000, by and between the Registrant and John Varvatos.


        21         Subsidiaries of Registrant

        23.1       Consent of Independent Certified Public Accountants

        27         Financial Data Schedule

(b) Reports on Form 8-K.
                  None

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
  NAUTICA ENTERPRISES, INC.


We have audited the accompanying consolidated balance sheets of Nautica Enterprises, Inc. and Subsidiaries as of March 4, 2000 and February 27, 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended March 4, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nautica Enterprises, Inc. and Subsidiaries as of March 4, 2000 and February 27, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 4, 2000, in conformity with accounting principles generally accepted in the United States.

We have also audited the schedule listed in the accompanying index at Item 14(a)2. for each of the three years in the period ended March 4, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


GRANT THORNTON LLP


New York, New York
April 19, 2000

                   Nautica Enterprises, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share data)



                                                                                          March 4,               February 27,
                                     ASSETS                                                 2000                     1999
                                                                                          --------               ------------
CURRENT ASSETS
    Cash and cash equivalents                                                             $ 27,143               $ 15,498
    Short-term investments                                                                  33,991                 55,049
    Accounts receivable - net of allowances of
       $9,046 in 2000 and $5,640 in 1999                                                   107,609                102,471
    Inventories                                                                             73,879                 70,212
    Prepaid expenses and other current assets                                                5,453                  5,434
    Deferred tax benefit                                                                     8,381                  7,369
                                                                                           -------                -------

         Total current assets                                                              256,456                256,033




PROPERTY, PLANT AND EQUIPMENT - AT COST,
    less accumulated depreciation and amortization                                          81,674                 64,524





OTHER ASSETS                                                                                13,808                 11,777
                                                                                           -------                -------

                                                                                          $351,938               $332,334
                                                                                           =======                =======






The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                   (amounts in thousands, except share data)




                                                                                          March 4,               February 27,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                                 2000                      1999
                                                                                         ---------               -----------
CURRENT LIABILITIES
    Current maturities of long-term debt                                                 $       -                $     50
    Accounts payable - trade                                                                29,048                  29,596
    Accrued expenses and other current liabilities                                          49,384                  40,298
    Income taxes payable                                                                     9,793                   6,523
                                                                                         ---------               ---------

         Total current liabilities                                                          88,225                  76,467


LONG-TERM DEBT - NET                                                                             -                      50


COMMITMENTS AND CONTINGENCIES



STOCKHOLDERS' EQUITY
    Preferred stock - par value $.01; authorized, 2,000,000
       shares; no shares issued                                                                  -                       -
    Common stock - par value $.10; authorized, 100,000,000
       shares; issued, 42,696,000 shares in 2000 and
       42,604,000 shares in 1999                                                             4,270                   4,260
    Additional paid-in capital                                                              67,559                  66,813
    Retained earnings                                                                      322,045                 275,882
    Accumulated other comprehensive income (loss)                                                -                     (35)
    Common stock in treasury at cost; 8,964,000 shares
       in 2000 and 5,596,000 shares in 1999                                               (130,161)                (91,103)
                                                                                          --------                --------

                                                                                           263,713                 255,817
                                                                                          --------                 -------

                                                                                         $ 351,938                $332,334
                                                                                          ========                 =======

The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (amounts in thousands, except share data)



                                                                      Year Ended           Year ended            Year ended
                                                                       March 4,           February 27,          February 28,
                                                                         2000                 1999                  1998
                                                                     -------------        -------------         ------------
Net sales                                                               $621,286             $552,650              $484,832
Cost of goods sold                                                       323,195              287,021               252,698
                                                                        --------             --------               -------

Gross profit                                                             298,091              265,629               232,134

Selling, general and administrative expenses                             229,975              178,293               149,044
Net royalty income                                                        (5,748)              (5,281)               (5,738)
                                                                       ---------            ---------              --------

Operating profit                                                          73,864               92,617                88,828

Other income
    Investment income, net                                                 2,067                4,016                 3,781
    Minority interest in loss of consolidated subsidiary                       -                  405                   785
                                                                       ---------            ---------            ----------

Earnings before provision for income taxes                                75,931               97,038                93,394

Provision for income taxes                                                29,768               38,330                36,976
                                                                        --------             --------              --------

NET EARNINGS                                                            $ 46,163             $ 58,708              $ 56,418
                                                                        ========             ========              ========


Net earnings per share of common stock
    Basic                                                                  $1.33                $1.53                 $1.44
                                                                           =====                 ====                  ====
    Diluted                                                                $1.26                $1.45                 $1.35
                                                                           =====                 ====                  ====


Weighted-average number of common shares outstanding
    Basic                                                             34,805,000           38,430,000            39,081,000
                                                                      ==========           ==========            ==========

    Diluted                                                           36,597,000           40,529,000            41,729,000
                                                                      ==========           ==========            ==========



The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

       Years ended March 4, 2000, February 27, 1999 and February 28, 1998
                   (amounts in thousands, except share data)




                                                                  Common stock                Additional
                                                          ---------------------------          paid-in         Retained
                                                             Shares           Amount           capital         earnings
                                                          -----------        --------        --------------    ---------
Balance at February 28, 1997                               41,771,000         $4,177          $55,502           $160,756

Common stock issued on exercise of stock options              664,000             66            2,686
Income tax benefit from stock options                                                           6,348
Purchase of treasury stock
Other common stock issued                                                                         194
Comprehensive income
   Net earnings                                                                                                   56,418
   Net unrealized investment gain, net of
     deferred taxes



Balance at February 28, 1998                               42,435,000          4,243           64,730            217,174

Common stock issued on exercise of stock options              169,000             17            1,008
Income tax benefit from stock options                                                           1,075
Purchase of treasury stock
Comprehensive income
   Net earnings                                                                                                   58,708
   Net unrealized investment loss, net of
     deferred taxes
                                                           ----------      ---------      -----------      -------------


Balance at February 27, 1999 (carried forward)             42,604,000          4,260           66,813            275,882




                                                             Accumulated
                                                                other
                                                             comprehensive      Treasury
                                                             income (loss)       stock            Total
                                                           ----------------    ----------        -------
Balance at February 28, 1997                                     $   -         $(17,308)         $203,127

Common stock issued on exercise of stock options                                                    2,752
Income tax benefit from stock options                                                               6,348
Purchase of treasury stock                                                      (17,873)          (17,873)
Other common stock issued                                                                             194
Comprehensive income
   Net earnings                                                                                    56,418
   Net unrealized investment gain, net of
     deferred taxes                                                202                                202
                                                                                               ----------
                                                                                                   56,620

Balance at February 28, 1998                                       202          (35,181)          251,168

Common stock issued on exercise of stock options                                                    1,025
Income tax benefit from stock options                                                               1,075
Purchase of treasury stock                                                      (55,922)          (55,922)
Comprehensive income
   Net earnings                                                                                    58,708
   Net unrealized investment loss, net of
     deferred taxes                                               (237)                              (237)
                                                                 -----         ----------      ----------
                                                                                                   58,471

Balance at February 27, 1999 (carried forward)                     (35)         (91,103)          255,817

                   Nautica Enterprises, Inc. and Subsidiaries

       Years ended March 4, 2000, February 27, 1999 and February 28, 1998
                   (amounts in thousands, except share data)





                                                                  Common stock                Additional
                                                          ---------------------------          paid-in         Retained
                                                             Shares           Amount           capital         earnings
                                                          -----------        --------        --------------    ---------
Balance at February 27, 1999 (brought forward)             42,604,000         $4,260          $66,813           $275,882

Common stock issued on exercise of stock options               92,000             10              558
Income tax benefit from stock options                                                             188
Purchase of treasury stock
Comprehensive income
   Net earnings                                                                                                   46,163
   Net unrealized investment gain, net of
     deferred taxes


                                                           ----------          -----           ------            -------


BALANCE AT MARCH 4, 2000                                   42,696,000         $4,270          $67,559           $322,045
                                                           ==========          =====           ======            =======


                                                                Accumulated
                                                                  other
                                                               comprehensive      Treasury
                                                               income (loss)       stock            Total
                                                             ----------------    ----------        -------
Balance at February 27, 1999 (brought forward)                     $(35)       $  (91,103)         $255,817

Common stock issued on exercise of stock options                                                        568
Income tax benefit from stock options                                                                   188
Purchase of treasury stock                                                        (39,058)          (39,058)
Comprehensive income
   Net earnings                                                                                      46,163
   Net unrealized investment gain, net of                            35                                  35
     deferred taxes


                                                                   -----         --------           -------
                                                                                                     46,198

BALANCE AT MARCH 4, 2000                                           $  -         $(130,161)         $263,713
                                                                   =====         ========           =======



The accompanying notes are an integral part of this statement.

                   Nautica Enterprises, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)


                                                                      YEAR ENDED           Year ended           Year ended
                                                                        March 4,          February 27,         February 28,
                                                                         2000                 1999                 1998
                                                                     -------------        -------------        ------------
Cash flows from operating activities
   Net earnings                                                         $ 46,163             $ 58,708            $ 56,418
   Adjustments to reconcile net earnings to net cash
     provided by operating activities, net of assets
     and liabilities acquired
       Minority interest in net loss of consolidated
         subsidiary                                                         -                    (405)               (785)
       Deferred income taxes                                              (1,035)              (1,119)               (453)
       Depreciation and amortization                                      17,072               12,552               8,979
       Provision for bad debts                                             1,424                  531                 748
       Changes in operating assets and liabilities
         Accounts receivable                                              (6,562)             (21,867)            (20,600)
         Inventories                                                      (3,667)              (3,486)             (4,224)
         Prepaid expenses and other current assets                           (20)                (552)               (575)
         Other assets                                                     (2,686)              (2,491)             (1,120)
         Accounts payable - trade                                           (548)              10,854              (3,054)
         Accrued expenses and other current liabilities                    9,086                6,140               8,780
         Income taxes payable                                              3,458                1,771               9,960
                                                                        --------             --------            --------

         Net cash provided by operating activities                        62,685               60,636              54,074
                                                                        --------             --------            --------
Cash flows from investing activities
   Purchase of property, plant and equipment                             (33,289)             (20,224)            (21,370)
   Acquisitions, net of cash acquired                                       -                  (1,650)             (2,837)
   Sale (purchase) of short-term investments                              21,116               (2,764)            (52,343)
   Payments to register trademark                                           (277)                (169)               (304)
                                                                       ---------            ---------           ---------

         Net cash used in investing activities                           (12,450)             (24,807)            (76,854)
                                                                       ---------            ---------           ---------
Cash flows from financing activities
    Proceeds from minority shareholders of
      consolidated subsidiary                                                  -                    -                 680
    Principal payments on long-term debt                                    (100)                 (50)                (50)
    Proceeds from issuance of common stock                                   568                1,025               2,752
    Purchase of treasury stock                                           (39,058)             (55,922)            (17,873)
                                                                         -------             --------             -------
         Net cash used in financing activities                           (38,590)             (54,947)            (14,491)
                                                                         -------             --------             -------
         INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS                                             11,645              (19,118)            (37,271)
Cash and cash equivalents at beginning of year                            15,498               34,616              71,887
                                                                         -------              -------             -------
Cash and cash equivalents at end of year                                $ 27,143             $ 15,498            $ 34,616
                                                                         =======              =======             =======
Supplemental disclosures of cash flow information:
    Cash paid during the year for
      income taxes                                                      $ 27,389             $ 37,604            $ 27,470


The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             March 4, 2000, February 27, 1999 and February 28, 1998
                   (amounts in thousands, except share data)



NOTE A - SUMMARY OF ACCOUNTING POLICIES

     Nautica Enterprises, Inc. (the "Company") and Subsidiaries are primarily engaged in the design, marketing, sourcing, distributing and sale of men's apparel. The principal market for the Company's products is the United States. In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     3.  Short-term Investments

         Short-term investments consist primarily of government and agency bonds, tax-exempt municipal bonds and corporate bonds. These marketable securities are classified as trading securities and are adjusted to market value at the end of each accounting period. Unrealized market gains and losses are included in earnings. In prior years, such marketable securities were classified as available-for-sale securities with unrealized market gains and losses reported in stockholders' equity. Realized gains and losses on sales of investments are determined on a specific identification basis, and are included in earnings.

                   Nautica Enterprises, Inc. and Subsidiaries

             March 4, 2000, February 27, 1999 and February 28, 1998
                   (amounts in thousands, except share data)



NOTE A (continued)

     4.  Revenue Recognition

         Revenue within wholesale operations is recognized at the time merchandise is shipped to customers. Retail store revenues are recognized at the time of sale. Allowances for estimated returns are provided when sales are recorded.

     5.  Inventories

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for certain wholesale inventories and by the first-in, first-out ("FIFO") method for retail and the remaining wholesale inventories.

         Inventories valued using the LIFO method consisting primarily of finished goods comprised 40% and 48% of consolidated inventories before LIFO adjustment at March 4, 2000 and February 27, 1999, respectively. Had the Company utilized the FIFO method of accounting for all inventory, inventories would have been higher by $2,595 and $2,748 at March 4, 2000 and February 27, 1999, respectively.

     6.  Property, Plant and Equipment

         Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Buildings and improvements are depreciated using the straight-line method over their estimated useful lives of twenty to thirty nine years. Machinery, equipment and fixtures are depreciated using the straight-line method over their estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.

     7.  Other Assets

         Included in other assets is an excess of cost over net assets acquired of approximately $6,884 at March 4, 2000 and February 27, 1999. These assets are being amortized on a straight-line basis over twenty- and forty- year periods. Accumulated amortization at March 4, 2000 and February 27, 1999 was $1,248 and $863, respectively.

                   Nautica Enterprises, Inc. and Subsidiaries

             March 4, 2000, February 27, 1999 and February 28, 1998
                   (amounts in thousands, except share data)



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

     9.  Earnings Per Share

         Basic net earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted net earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of options which are convertible into common shares. Dilutive stock options included in the calculation of diluted weighted-average shares were 1,792,000, 2,099,000 and 2,648,000 in 2000, 1999, 1998, respectively.

         Options which were excluded from the calculation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive, were 4,092,000, 1,627,000 and 11,000 in 2000, 1999 and
         1998, respectively.

    10.  Valuation of Long-Lived Assets

         The Company continually reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no provision is necessary for the impairment of long-lived assets at March 4, 2000.

    11.  Advertising

         All costs associated with advertising products are expensed when the advertising takes place. Costs associated with cooperative advertising programs, under which the Company generally shares the cost of a customer's advertising expenditures, are expensed when the related revenues are recognized. Advertising expenses were $26,500, $21,300 and $20,100 in 2000, 1999 and 1998, respectively.

                   Nautica Enterprises, Inc. and Subsidiaries

             March 4, 2000, February 27, 1999 and February 28, 1998
                   (amounts in thousands, except share data)


NOTE A (continued)

    12.  Comprehensive Income

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income (loss), as presented on the accompanying consolidated balance sheets, consists of the changes in unrealized gains and losses on securities.

    13.  Fiscal Year

         Effective March 1, 1998, the Company changed its fiscal year-end to a 52/53-week year. Unless otherwise stated, references made to 2000, 1999 and 1998 relate to the fiscal years ended March 4, 2000, February 27, 1999 and February 28, 1998, respectively. The fiscal year ended March 4, 2000 contains 53 weeks.

    14.  Reclassifications

         Certain amounts in prior years have been reclassified to conform with classifications used in 2000.


NOTE B - SHORT-TERM INVESTMENTS

     The following summarizes marketable securities:

                                                                                Gross unrealized
                                                                          -----------------------------          Market
                                                          Cost              Gains             Losses              value
                                                        -------           ---------          --------           --------
      March 4, 2000 (Trading)
        Government and agency bonds                   $   8,963          $                     $(153)           $  8,810
        Tax-exempt municipal bonds                       13,595                 8               (101)             13,502
        Corporate bonds                                  11,588                                 (224)             11,364
                                                         ------          --------               ----              ------

             Total debt securities                       34,146                 8               (478)             33,676

        Other                                               315                                                      315
                                                         ------          --------               ----              ------

                                                        $34,461          $      8              $(478)            $33,991
                                                         ======          ========               ====              ======

                   Nautica Enterprises, Inc. and Subsidiaries

             March 4, 2000, February 27, 1999 and February 28, 1998
                   (amounts in thousands, except share data)



NOTE B (continued)

                                                                                Gross unrealized
                                                                          -----------------------------          Market
                                                          Cost              Gains             Losses              value
                                                        -------           ---------          --------           --------
      February 27, 1999 (Available-for-sale)
        Government and agency bonds                     $16,735                                $ (37)            $16,698
        Tax-exempt municipal bonds                       21,059              $131                (53)             21,137
        Corporate bonds                                  16,839                26               (125)             16,740
                                                         ------              ----               ----              ------

             Total debt securities                       54,633               157               (215)             54,575

        Other                                               474                                                      474
                                                         ------              ----               ----              ------

                                                        $55,107              $157              $(215)            $55,049
                                                         ======               ===               ====              ======


     For 2000, 1999 and 1998, gross realized gains on securities totaled $16, $501 and $232, respectively. In 2000, 1999 and 1998, gross realized losses totaled $296, $125 and $3, respectively. The unrealized loss of $470 in 2000 is included in income due to the change to a trading portfolio. In 1999, the unrealized loss on available-for-sale securities of $58 (net of deferred tax of $23) was included in accumulated other comprehensive income (loss).


NOTE C - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows:

                                                                                          2000                    1999
                                                                                       ----------              ---------
      Land                                                                               $    515                 $   515
      Building and improvements                                                            11,771                  11,753
      Machinery, equipment and fixtures                                                    95,083                  69,370
      Leasehold improvements                                                               21,907                  15,757
      Construction in progress                                                                666                      -
                                                                                          -------                  ------
                                                                                          129,942                  97,395
      Accumulated depreciation and amortization                                            48,268                  32,871
                                                                                          -------                  ------
                                                                                         $ 81,674                 $64,524
                                                                                           ======                  ======

                   Nautica Enterprises, Inc. and Subsidiaries

             March 4, 2000, February 27, 1999 and February 28, 1998
                   (amounts in thousands, except share data)



NOTE D - SHORT-TERM BORROWINGS

     As of March 4, 2000, the Company had $150,000 in lines of credit with four commercial banks. As of February 27, 1999, the Company had $100,000 in lines of credit with two commercial banks. Such lines of credit are available for short-term borrowings and letters of credit, collateralized by imported inventory and accounts receivable. At March 4, 2000, letters of credit outstanding under the lines were $50,539 and there were no short-term borrowings outstanding.


NOTE E - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                                                                         2000                    1999
                                                                                       ---------               ---------
      Payroll and other employee compensation                                            $14,405                 $13,506
      Royalties                                                                            2,096                   1,149
      Advertising and promotion                                                           19,827                  16,681
      Accrued rent                                                                         2,862                   1,844
      Other                                                                               10,194                   7,118
                                                                                          ------                 -------

                                                                                         $49,384                 $40,298
                                                                                          ======                  ======

NOTE F - STOCKHOLDERS' EQUITY

     During the year, the Board of Directors authorized the Company to repurchase up to 4,000,000 shares of its outstanding stock on the open market. Under this authorization and a previous authorization, the Company purchased 3,368,000 shares of its outstanding stock at a cost of $39,058 during 2000. Subsequent to year-end, the Company has purchased an additional 1,880,500 shares at a cost of $21,459. Under previous authorizations, the Company purchased 2,534,000 shares at a cost of $55,922 during 1999.

     The Certificate of Incorporation, as amended, authorizes the Board of Directors to issue Preferred Stock, from time to time, in one or more series, with such voting powers, designations, preferences, and relative, participating, optional, conversion or other special rights, and such qualifications, limitations and restrictions, as the Board of Directors may, in its sole discretion, determine.

                   Nautica Enterprises, Inc. and Subsidiaries

             March 4, 2000, February 27, 1999 and February 28, 1998
                   (amounts in thousands, except share data)



NOTE G - COMMITMENTS AND CONTINGENCIES

     1.  Leases

         The Company leases real property and equipment, under operating leases expiring at various dates through 2010. Rent expense amounted to approximately $11,889 in 2000, $9,785 in 1999 and $7,440 in 1998. At
         March 4, 2000, minimum rental commitments under noncancellable leases are as follows:

                        2001                                                              $ 9,929
                        2002                                                                9,224
                        2003                                                                8,583
                        2004                                                                7,793
                        2005                                                                6,977
                        Thereafter                                                         31,266
                                                                                           ------

                        Total minimum payments required                                   $73,772
                                                                                           ======

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

                   Nautica Enterprises, Inc. and Subsidiaries

             March 4, 2000, February 27, 1999 and February 28, 1998
                   (amounts in thousands, except share data)



NOTE G (continued)

     3.  Executive Compensation

         In the event of a change in control of the Company as defined in the agreement, certain members of senior management have the right to receive a lump-sum payment upon termination of employment other than for cause or permanent disability or resignation for good reason within three years. Such payments are to be equal to the excess of (i) the product of 2.90 multiplied by the "base amount" as determined within the meaning of Section 280G of the Internal Revenue Code over
         (ii) the value on the date of the Change of Control Event of non-cash benefits as defined in the agreement. At March 4, 2000, the maximum amount payable, applicable to four individuals, would be approximately $13,605.

     4.  Other

         The Company is subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of all such proceedings will not have a material adverse effect on the Company.

     5.  Concentrations

         In the normal course of business, the Company extends credit, on open account, to its retail store customers, after a credit analysis based on financial and other criteria. May Department Stores Company, Federated Department Stores, Inc. and Dillard Department Stores, Inc. accounted for approximately 23%, 18% and 17%, respectively, of sales in 2000, 22%, 19% and 18%, respectively, of sales in 1999 and 24%, 21% and 17%, respectively, of sales in 1998. The Company does not believe that this concentration of sales and credit risks represents a material risk of loss with respect to its financial position as of March 4, 2000.

                   Nautica Enterprises, Inc. and Subsidiaries

             March 4, 2000, February 27, 1999 and February 28, 1998
                   (amounts in thousands, except share data)



NOTE H - INCOME TAXES

     Significant components of the Company's deferred taxes at March 4, 2000 and February 27, 1999 are as follows:

                                                                                         2000                    1999
                                                                                      ----------               ---------
      Deferred tax assets (liabilities)
          Deferred compensation                                                         $ 2,290                 $ 1,574
          Allowance for doubtful accounts and sales
            discounts                                                                     1,582                     985
          Capitalized inventory costs                                                     1,207                   1,231
          Nondeductible accruals                                                          6,249                   5,485
          Depreciation                                                                   (2,947)                 (1,929)
          Unrealized loss (gain) on investments                                               -                      23
                                                                                         ------                  ------

                                                                                        $ 8,381                 $ 7,369
                                                                                         ======                  ======

     The provision for income taxes is comprised of the following:

                                                                 2000                    1999                    1998
                                                               ---------               ---------               ----------
      Current
          Federal                                                $26,187                 $33,114                 $31,093
          State and local                                          4,616                   6,335                   6,336
      Deferred                                                    (1,035)                 (1,119)                   (453)
                                                                  ------                  ------                  ------

                                                                 $29,768                 $38,330                 $36,976
                                                                  ======                  ======                  ======

                   Nautica Enterprises, Inc. and Subsidiaries

             March 4, 2000, February 27, 1999 and February 28, 1998
                   (amounts in thousands, except share data)



NOTE H (continued)

     The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements:

                                                                 2000                      1999                     1998
                                                              -----------               -----------              ----------
                                                                Percent                   Percent                  Percent
                                                               of income                of income                 of income
                                                              -----------               -----------              ----------
      Computed "expected" provision
         for Federal income taxes                               35.0%                     35.0%                    35.0%
      State taxes - net of Federal
         income tax benefit                                      4.0                       4.2                      4.4
      Other                                                       .2                        .3                       .2
                                                               ------                   -------                  ------

      Actual provision for income taxes                         39.2%                     39.5%                    39.6%
                                                               =====                      ====                     ====

NOTE I - TRANSACTIONS WITH RELATED PARTIES

     Nautica has the exclusive right to use, exploit and license others to so use and exploit the Nautica name and trademarks. The Executive Vice President of the Company receives 50% of the net royalties received by the Company with respect to the use of the Nautica name and trademarks. The Executive Vice President earned royalties of approximately $5,748, $5,281 and $5,738, in 2000, 1999 and 1998, respectively. In addition, the Executive Vice President is entitled to receive a design fee of up to 1.5% of the net sales of certain new products, which at March 4, 2000 and February 27, 1999, amounted to $1,014 and $15, respectively. At March 4, 2000 and February 27, 1999, the amount due to the Executive Vice President included in accrued expenses and other current liabilities was approximately $2,228 and $1,149, respectively. The Executive Vice President has the right of first refusal to purchase the Company's right and interests in the name "Nautica" in the event the Company abandons, sells or disposes of its interest in the name.

                   Nautica Enterprises, Inc. and Subsidiaries

             March 4, 2000, February 27, 1999 and February 28, 1998
                   (amounts in thousands, except share data)



NOTE J - MULTIEMPLOYER PENSION PLAN

     The Company contributed approximately $56, $100 and $165 in 2000, 1999 and 1998, respectively, to a multiemployer pension plan for employees covered under a collective bargaining agreement. The plan is not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Multiemployer Pension Plan Amendments Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plan terminates or the Company withdraws, the Company could be subject to a "withdrawal liability." As of March 4, 2000, the Company's share of unfunded vested benefits, if any, was not available from the plan's administrators.


NOTE K - PROFIT-SHARING RETIREMENT AND SAVINGS PLAN

     The Company has a contributory retirement savings plan (Section 401(k) of the Internal Revenue Code) for all full-time employees. Under the provisions of the plan, eligible employees are permitted to contribute up to 15% of their salary subject to specified limits. The plan provides for discretionary employer matching contributions not to exceed the lesser of 100% of the employee's contribution or 6% of the employee's compensation. The amount of Company contributions to the plan charged to expense was $309, $240 and $178 in 2000, 1999 and 1998, respectively.


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

                   Nautica Enterprises, Inc. and Subsidiaries

             March 4, 2000, February 27, 1999 and February 28, 1998
                   (amounts in thousands, except share data)



NOTE L (continued)

     On July 1, 1987, the Company entered into an Option Agreement (the "Agreement") with the President of Nautica. The Agreement granted the President the option to purchase up to an aggregate of 2,262,000 shares, subject to adjustments, of the Company's common stock at a purchase price of $.87 per share. The options shall expire 60 days after the earlier of
     (i) July 1, 2007, or (ii) 10 months following the date that the President of Nautica ceases to be employed by the Company. At March 4, 2000, 682,000 options exercisable at $.87 per share remain outstanding.

     For financial reporting purposes, the tax benefit resulting from compensation expense allowable for income tax purposes in excess of the expense recorded in the financial statements, amounting to $190, $1,075 and $6,348, during the years ended March 4, 2000, February 27, 1999 and February 28, 1998, respectively, has been credited to additional paid-in capital.

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

                                                                  2000                     1999                     1998
                                                                ---------                ---------                ---------
      Net earnings
          As reported                                            $46,163                  $58,708                  $56,418
          Pro forma                                               36,359                   51,483                   51,558

      Basic net earnings per share
          As reported                                              $1.33                    $1.53                    $1.44
          Pro forma                                                 1.04                     1.34                     1.32

      Diluted net earnings per share
          As reported                                              $1.26                    $1.45                    $1.35
          Pro forma                                                 1.00                     1.27                     1.24

                   Nautica Enterprises, Inc. and Subsidiaries

             March 4, 2000, February 27, 1999 and February 28, 1998
                   (amounts in thousands, except share data)



NOTE L (continued)

     These pro forma amounts may not be representative of future disclosures because they do not take into account the effect of pro forma compensation expenses related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended March 4, 2000, February 27, 1999 and February 28, 1998, respectively: expected volatility of 50 percent, 55 percent and 50 percent; risk-free interest rates of 6.0 percent, 6.0 percent and 5.8 percent; and expected lives of seven years.

     The table below summarizes the activity in the plans:

                                               2000                        1999                         1998
                                      -----------------------     -----------------------      --------------------------
                                                      Weighted-                   Weighted-                     Weighted-
                                                       average                     average                       average
                                                      exercise                    exercise                      exercise
                                        Shares         price        Shares          price       Shares            price
                                      ---------      ----------    --------       --------     --------        ----------
       Outstanding at
         beginning of year           4,316,000        $16.45     3,562,000         $13.97     3,450,000         $  9.68

       Granted                       1,812,000         11.47       945,000          25.04       820,000           24.46
       Exercised                       (92,000)         6.15      (168,000)          6.70      (665,000)           4.14
       Cancelled                      (302,000)        23.25       (23,000)         24.91       (43,000)          21.73
                                    ----------                   ---------                   -----------

       Outstanding at end of
         year                        5,734,000         15.02     4,316,000          16.45     3,562,000           13.97
                                     =========                   =========                    =========

       Exercisable at end of
         year                        2,684,000         13.51     2,040,000          10.32     1,381,000            7.45
                                     =========                   =========                    =========

       Weighted-average fair
         value of options granted
         during the year                                6.80                        11.13                         14.34

                   Nautica Enterprises, Inc. and Subsidiaries

             March 4, 2000, February 27, 1999 and February 28, 1998
                   (amounts in thousands, except share data)



NOTE L (continued)

     The following table summarizes information concerning currently outstanding and exercisable stock options at March 4, 2000:

                                                        Options outstanding                  Options exercisable
                                      ----------------------------------------------------  ------------------------------
                                                            Weighted-
                                                             average         Weighted-                            Weighted-
                                                            remaining         Average                              average
            Range of                      Number           contractual       Exercise           Number            exercise
         exercise prices                outstanding           life             Price          exercisable           price
        ------------------            --------------      -----------        --------       -------------         --------
       $    .78 - $  4.45                 714,000            2.48            $  3.43            714,000          $  3.43
           6.22 -   16.69               2,721,000            7.52              10.67            883,000             9.29
          18.56 -   27.38               2,299,000            7.13              24.50          1,087,000            23.70
                                        ---------                                             ---------

                                        5,734,000                                             2,684,000
                                        =========                                             =========


 NOTE M - SEGMENT REPORTING

     The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

     The Company has the following two reportable segments: Wholesale and Outlet Retail. The Wholesale segment designs, markets, sources and distributes sportswear, activewear, outerwear, robes and sleepwear for men and robes and sleepwear for women to retail store customers. The Outlet Retail segment sells men's apparel and other Nautica-branded products primarily through outlet retail store locations directly to consumers.

     The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit is based on earnings before provision for income taxes. The reportable segments are distinct business units, separately managed with different distribution channels. The following information about the two segments is as of March 4, 2000 and for each of the three years in the period then ended:

                   Nautica Enterprises, Inc. and Subsidiaries

             March 4, 2000, February 27, 1999 and February 28, 1998
                   (amounts in thousands, except share data)



NOTE M (continued)

                                                                     Outlet          All          Corporate/
                                                     Wholesale       Retail         other        eliminations       Totals
                                                    ----------      -------         -----        ------------     ---------
      March 4, 2000
        Net sales from external customers           $483,325       $137,765       $   196         $      -         $621,286
        Segment operating profit (loss)               58,522         19,644         3,437           (5,672)          75,931
        Segment assets                               223,398         37,580         9,281           81,679          351,938
        Depreciation expense                          13,804          1,340           397              597           16,138


      February 27, 1999
        Net sales from external customers           $428,331       $124,319       $     -         $      -         $552,650
        Segment operating profit (loss)               67,493         24,694         5,281             (430)          97,038
        Segment assets                               188,557         43,937        10,295           89,545          332,334
        Depreciation expense                          10,525            919           276              254           11,974


      February 28, 1998
        Net sales from external customers           $384,835        $99,997       $     -         $      -         $484,832
        Segment operating profit                      63,742         23,157         5,738              757           93,394
        Segment assets                               167,328         24,708        15,889          102,526          310,451
        Depreciation expense                           6,516            845           298              256            7,915


     In the Corporate/eliminations column the segment assets primarily consist of the Company's cash and investment portfolio and the segment operating
     (loss) profit consists of corporate expenses offset by investment income earned.

                   Nautica Enterprises, Inc. and Subsidiaries

             March 4, 2000, February 27, 1999 and February 28, 1998
                   (amounts in thousands, except share data)



NOTE N - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                      MAY 29            AUGUST 28          NOVEMBER 27           MARCH 4
                                                   ------------         ---------          -----------       -----------
     2000
        Net sales                                     $109,163           $166,017              $187,958          $158,148
        Gross profit                                    51,303             78,604                91,074            77,110
        Net earnings                                     4,364             14,024                17,707            10,068
        Net earnings per share of common
          stock
            Basic                                         $.12               $.41                 $.51               $.29
            Diluted                                        .12                .38                  .48                .28
        Weighted-average number of
           common shares outstanding
            Basic                                   35,405,000         34,599,000            34,624,000        34,594,000
            Diluted                                 37,181,000         36,745,000            36,579,000        35,876,000


                                                      May 30            AUGUST 29          November 28         February 27
                                                   ------------         ---------          -----------       -------------
     1999
        Net sales                                     $110,980           $150,888              $157,047          $133,735
        Gross profit                                    51,754             72,647                76,305            64,923
        Net earnings                                     9,849             19,139                20,062             9,658
        Net earnings per share of common
          stock
            Basic                                         $.25               $.49                 $.53               $.26
            Diluted                                        .23                .46                  .51                .25
        Weighted-average number of
           common shares outstanding
            Basic                                   39,419,000         39,262,000            37,515,000        37,536,000
            Diluted                                 41,981,000         41,607,000            39,362,000        39,202,000

                   Nautica Enterprises, Inc. and Subsidiaries

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)


              Column A                                                 Column B                      Column C
              --------                                                 --------                      --------
                                                                                           Additions
                                                                                        ------------
                                                                                              (1)                (2)
                                                                                                              Charged to
                                                                      Balance at          Charged to             other
                                                                       beginning           costs and          accounts -
             Description                                                of year            expenses            describe
             -----------                                              -----------       ------------         -----------
Year ended March 4, 2000
    Reserves deducted from assets to which they apply

    Allowance for bad debts                                             $2,597             $1,424
                                                                         =====              =====

    Allowance for sales returns and discounts                           $3,043             $1,982
                                                                         =====              =====

Year ended February 27, 1999
    Reserves deducted from assets to which they apply

    Allowance for bad debts                                             $2,066             $  531
                                                                         =====             ======

    Allowance for sales returns and discounts                           $3,670
                                                                         =====

Year ended February 28, 1998
    Reserves deducted from assets to which they apply

    Allowance for bad debts                                             $1,318             $  748
                                                                         =====             ======

    Allowance for sales returns and discounts                           $1,441             $2,229
                                                                         =====              =====


              Column A                                                    Column D             Column E
              --------                                                    --------             --------




                                                                                              Balance at
                                                                         Deductions -           end of
             Description                                                  describe (a)           year
             -----------                                                 -------------       -----------
YEAR ENDED MARCH 4, 2000
    RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY

    ALLOWANCE FOR BAD DEBTS                                                                     $4,021
                                                                                                 =====

    ALLOWANCE FOR SALES RETURNS AND DISCOUNTS                                                   $5,025
                                                                                                 =====

Year ended February 27, 1999
    Reserves deducted from assets to which they apply

    Allowance for bad debts                                                                     $2,597
                                                                                                 =====

    Allowance for sales returns and discounts                                  $627             $3,043
                                                                                ===              =====

Year ended February 28, 1998
    Reserves deducted from assets to which they apply

    Allowance for bad debts                                                                     $2,066
                                                                                                 =====

    Allowance for sales returns and discounts                                                   $3,670
                                                                                                 =====


(a) Accounts written off as uncollectible, net of recoveries and actual returns processed.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NAUTICA ENTERPRISES, INC.
                                             (Registrant)



                                             By: /s/Harvey Sanders
                                                --------------------------------
                                                Harvey Sanders
                                                Chairman (May 26, 2000)




                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Name                                     Title                          Date
                  ----                                     -----                          ----
/s/ Harvey Sanders                               Chairman, President                      May 26, 2000
----------------------------------               Chief Executive Officer
Harvey Sanders                                   (Principal Executive Officer)
                                                 and Director



/s/ W. Donald Pennington                         Chief Financial Officer                  May 26, 2000
----------------------------------               (Principal Financial Officer)
W. Donald Pennington




/s/ Lainie Goldstien                             Corporate Vice President -               May 26, 2000
----------------------------------               Financial Controller
Lainie Goldstein                                 (Principal Accounting Officer)




/s/ David Chu                                    Executive Vice President                 May 26, 2000
----------------------------------               and Director
David Chu


/s/Robert B. Bank                                Director                                 May 26, 2000
----------------------------------
Robert B. Bank

/s/George Greenberg                              Director                                 May 26, 2000
----------------------------------
George Greenberg

/s/Ronald G. Weiner
----------------------------------               Director                                 May 26, 2000
Ronald G. Weiner


/s/John Varvatos                                 Director                                 May  26, 2000
----------------------------------
John Varvatos