Form 10-Q
period 2000-06-03
NAUTICA ENTERPRISES INC
filed 2000-07-11
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 3, 2000 or
                               ------------

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                               -------------------  --------------

Commission file number 0-6708
                       ------


                            Nautica Enterprises, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                              95-2431048
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

    40 West 57th Street, New York, N.Y.                            10019
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, including Area Code      (212) 541-5757
                                                        --------------


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

Yes       No
    ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of Common Stock outstanding as of July 11, 2000 was 31,213,671.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                                  June 3, 2000
                                   (Unaudited)


                                      INDEX

                                                                        Page No.
                                                                        --------
Part I - Financial Information:

         Item 1.  Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets
          As at June 3, 2000 and March 4, 2000.................................2

          Condensed Consolidated Statements of Earnings
          For the Three Month Periods Ended
           June 3, 2000 and May 29, 1999.......................................3

          Condensed Consolidated Statements of Cash Flows
          For the Three Month Periods Ended
           June 3, 2000 and May 29, 1999.......................................4

         Notes to Condensed Consolidated Financial Statements..............5 - 7

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations...............8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..10

Part II - Other Information...................................................11

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)

        ASSETS                                                                    (unaudited)
                                                                                    June 3,               March 4,
                                                                                      2000                  2000
                                                                                   ---------             ---------
Current assets:
  Cash and cash equivalents                                                        $  19,585             $  27,143
  Short-term investments                                                              34,054                33,991
  Accounts receivable - net                                                           84,999               107,609
  Inventories                                                                         87,126                73,879
  Prepaid expenses and other current assets                                            7,738                 5,453
  Deferred tax benefit                                                                 8,381                 8,381
                                                                                   ---------             ---------
                              Total current assets                                   241,883               256,456

Property, plant and equipment, net of
  accumulated depreciation and amortization                                           81,447                81,674

 Other assets                                                                         15,380                13,808
                                                                                   ---------             ---------

                                                                                   $ 338,710             $ 351,938
                                                                                   =========             =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                                         $  41,290             $  29,048
  Accrued expenses and other current liabilities                                      50,316                49,384
  Income taxes payable                                                                 7,839                 9,793
                                                                                   ---------             ---------
                              Total current liabilities                               99,445                88,225


Stockholders' equity:
  Preferred stock - par value $.01; authorized,
    2,000,000 shares; no shares issued
  Common stock - par value $.10; authorized, 100,000,000 shares; issued
    42,711,000 shares at June 3, 2000 and 42,696,000 shares at
    March 4, 2000                                                                      4,272                 4,270
  Additional paid-in capital                                                          67,606                67,559
  Retained earnings                                                                  325,140               322,045
                                                                                   ---------             ---------
                                                                                     397,018               393,874
  Less:
  Common stock in treasury - at cost;
    11,362,000 shares at June 3, 2000
    and 8,964,000 at March 4, 2000                                                  (157,753)             (130,161)
                                                                                   ---------             ---------
                              Total stockholders' equity                             239,265               263,713
                                                                                   ---------             ---------

                                                                                   $ 338,710             $ 351,938
                                                                                   =========             =========

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (amounts in thousands, except share data)

                                                                            (unaudited)

                                                                Three Months            Three Months
                                                                   Ended                    Ended
                                                                June 3, 2000             May 29, 1999
                                                                ------------             ------------
Net Sales                                                       $    134,743             $    109,163
Cost of goods sold                                                    71,011                   57,860
                                                                ------------             ------------
  Gross profit                                                        63,732                   51,303

Selling, general  and administrative expenses                         61,021                   46,102
Net royalty income                                                    (1,787)                  (1,416)
                                                                ------------             ------------
  Operating profit                                                     4,498                    6,617

Investment income, net                                                   558                      561
                                                                ------------             ------------

Earnings before provision for income taxes                             5,056                    7,178

Provision for income taxes                                             1,962                    2,814
                                                                ------------             ------------

NET EARNINGS                                                    $      3,094             $      4,364
                                                                ============             ============

Net earnings per share of common stock
     Basic                                                      $       0.09             $       0.12
                                                                ============             ============
     Diluted                                                    $       0.09             $       0.12
                                                                ============             ============

Weighted average number of common shares outstanding
     Basic                                                        32,627,000               35,405,000
                                                                ============             ============
     Diluted                                                      34,040,000               37,181,000
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

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                                     (unaudited)
                                                                         Three Months         Three Months
                                                                             Ended                Ended
                                                                         June 3, 2000         May 29, 1999
                                                                           --------             --------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                             $  3,094             $  4,364
                                                                           --------             --------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Deferred income taxes                                                    --                   (231)
      Depreciation and amortization                                           5,561                4,378
      Provision for bad debts                                                   277                  278
      Changes in operating assets and liabilities
       Accounts receivable                                                   22,333               29,369
       Inventories                                                          (13,247)             (13,188)
       Prepaid expenses and other current assets                             (2,285)                (890)
       Other assets                                                          (1,864)              (2,266)
       Accounts payable - trade                                              12,242                2,509
       Accrued expenses and other current liabilities                           932               (4,264)
       Income taxes payable                                                  (1,954)                 141
                                                                           --------             --------
Total adjustments                                                            21,995               15,836
                                                                           --------             --------

Net cash provided by operating activities                                    25,089               20,200
                                                                           --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                  (5,041)              (6,825)
  Sale (purchase) of short-term investments                                     (63)               2,480
                                                                           --------             --------
Net cash used in investing activities                                        (5,104)              (4,345)
                                                                           --------             --------


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                                         --                   (100)
  Purchase of treasury stock                                                (27,592)             (29,460)
  Proceeds from issuance of common stock                                         49                  145
                                                                           --------             --------
Net cash used in financing activities                                       (27,543)             (29,415)
                                                                           --------             --------

Decrease in cash and cash equivalents                                        (7,558)             (13,560)

Cash and cash equivalents at beginning of period                             27,143               15,498
                                                                           --------             --------

Cash and cash equivalents at end of period                                 $ 19,585             $  1,938
                                                                           ========             ========

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                               $  4,076             $  2,665
                                                                           ========             ========

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 3,2000
                                   (unaudited)
                             (amounts in thousands)




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



NOTE 2 - The results of operations for the three-month period ended June 3, 2000 are not necessarily indicative of the results to be expected for the full year.



NOTE 3 - The Company utilized the last-in, first-out "Lifo" method for certain wholesale inventories as at June 3, 2000 and March 4, 2000 and for the three month periods ended June 3, 2000 and May 29, 1999. The "Lifo" inventory for the three month periods ended June 3, 2000 and May 29, 1999 are based upon end of year estimates. Inventories at June 3, 2000 and March 4, 2000 consist primarily of finished goods.



NOTE 4 - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity during a period from non-owner sources, as follows:



                                                                           Three Months       Three Months
                                                                              Ended              Ended
                                                                           June 3, 2000       May 29, 1999
                                                                           ------------       ------------
                  Net earnings                                                $3,094             $4,364
                  Changes in unrealized gains and losses
                     on securities, net of tax                                     -              (105)
                                                                              ------             ------
                          Comprehensive Income                                $3,094             $4,259
                                                                              ======             ======

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  JUNE 3, 2000
                                   (unaudited)
                             (amounts in thousands)


NOTE 5 - Short-term investments consist primarily of government and agency bonds, tax exempt municipal bonds and corporate bonds. These marketable securities are classified as trading and are adjusted to market value at the end of each accounting period. Unrealized market gains and losses, are included in earnings. Realized gains and losses on sales of investments are determined on a specific identification basis, and are included in earnings. Gross realized gains totaled $1 and $19 and gross realized losses totaled $43 and $43 for the three months ended June 3, 2000 and May 29, 1999.

                  The unrealized losses which were included in earnings were $220 and $470 as of June 3, 2000 and March 4, 2000, respectively.


NOTE 6 - Basic net earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted net earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of options which are convertible into common shares. Options which were excluded from the calculation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive, were 2,375,450 and 2,479,700 during the three months ended June 3, 2000 and May 29, 1999, respectively.

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

                  The Company has the following two reportable segments:
                  Wholesale and Retail. The Wholesale segment designs, markets, sources and distributes sportswear, activewear, outerwear, robes and sleepwear for men and robes and sleepwear for ladies to retail store customers. The Retail segment sells men's apparel and other Nautica-branded products primarily through Retail store locations directly to consumers.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  JUNE 3, 2000
                                   (unaudited)
                             (amounts in thousands)


                  Segment profit is based on earnings before income taxes. The reportable segments are distinct business units and are separately managed with different distribution channels.


                                                                                  All        Corporate/
                                                       Wholesale     Retail      Other      eliminations       Totals
                                                       ---------     ------      -----      ------------       ------
                  FOR THE THREE MONTHS ENDED
                  JUNE 3, 2000
                  Net Sales                              $107,807     $26,936      $ --           $  --         $134,743
                  Segment operating profit (loss)           3,090       2,218       2,342          (2,594)         5,056
                  Segment Assets                          211,508      41,147       7,469           78,586       338,710
                  Depreciation expense                      4,384         379         146              359         5,268

                  FOR THE THREE MONTHS ENDED
                  MAY 29, 1999
                  Net Sales                               $85,755     $23,408      $ --           $  --         $109,163
                  Segment operating profit (loss)           5,199       1,703       1,416          (1,140)         7,178
                  Segment Assets                          172,608      49,488       8,728           74,740       305,564
                  Depreciation expense                      3,670         239          82              156         4,147


                  In the Corporate/eliminations column the segment assets primarily consist of the Company's cash and investment portfolio and the segment operating loss consists of corporate expenses offset by investment income earned.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)


RESULTS OF OPERATIONS

For the Three Months Ended June 3, 2000:


         Net sales increased 23.4% to $134.7 million in the three months ended June 3, 2000 from $109.2 million in the comparable prior year period. The increase in sales is due primarily to increased unit volume rather than price increases. The reported sales reflect a 25.7% increase in the Wholesale segment to $107.8 million from $85.8 million and a 15.1% increase in the Retail segment to $26.9 million from $23.4 million. The growth in the Wholesale segment was driven by sales in new product lines and increases in the core sportswear sales. The overall Retail segment sales increase is a result of sales from new stores opened since the first quarter of last year, offset by lower comparable store sales.

         Gross profit for the period was 47.3% compared to 47.0% in the comparable prior year period. The increase resulted primarily from better overall margins in both the Wholesale and Retail segments.

         Total selling, general and administrative expenses, ("SG&A") increased by $14.9 million to $61.0 million in Fiscal 2001 from $46.1 million in Fiscal 2000. SG&A expenses as a percentage of net sales increased to 45.3% from 42.2% in Fiscal 2001. The increase is principally due to expenses relating to support the launch of new product lines and markdowns associated with an increase in promotional activity at retail.

         Net royalty income increased by $.4 million to $1.8 million from $1.4 million in the comparable prior year period. The increase is primarily due to the strength in children's apparel, eyewear and women's swimwear.

         Investment income of $.6 million was comparable to the prior year period.

         The provision for income taxes decreased to 38.8% from 39.2% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the effective state income tax rates.

         Net earnings decreased 29.1% to $3.1 million from $4.4 million in the comparable prior year period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended June 3, 2000, the Company generated cash from operating activities of $25.1 million principally from net earnings, and higher cash receipts from increased sales in the fourth quarter of the prior year. The increase in inventory of $13.3 million, to support increased sales levels, was financed principally by cash generated from net earnings, increases in accounts payable-trade and a decrease in accounts receivable. Accounts receivable and inventory were higher than the same period in the prior year by 16.7% and 4.5%, respectively. These increases were related to sales increases. During the three months ended May 29, 1999, the Company generated cash from operating activities of $20.2 million principally from net earnings and higher cash receipts from increased sales in the fourth quarter of the prior year. The increase in inventory of $13.2 million, was financed principally by cash generated from net earnings and a decrease in accounts receivable. Accounts receivable was 26.7% higher than the same period in the prior year due to timing of shipments, with a greater percentage occurring in the last part of the quarter. Inventory was 2.6% lower than the same period in the prior year due to a shift by retailers in order delivery dates for the fall season particularly outerwear.

         During the three months ended June 3, 2000, the Company's principal investing activities related primarily to the continued expansion of the Nautica in-store shop program. The Company expects to continue to incur capital expenditures to expand the in-store shop program, open additional Retail stores and build a new distribution facility. At June 3, 2000, there were no other material commitments for capital expenditures.

         During the three months ended June 3, 2000, the Board of Directors authorized the Company to purchase 4,000,000 shares of its common stock. During such period, the Company purchased 2,398,000 shares of its outstanding common stock at a cost of $27.6 million. Subsequent to June 3, 2000, the Company has purchased an additional 135,000 shares at a cost of $1.2 million.

         The Company has a total of $150.0 million in lines of credit with four commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by imported inventory and accounts receivable. At June 3, 2000 and March 4, 2000, letters of credit outstanding under the lines were $86.4 million and $50.5 million, respectively, and there were no short-term borrowings outstanding.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

         Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of authorized personnel constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations and are indicated by words such as "believes," "anticipates," "estimates," and similar words or phrases and involve known and unknown risks, uncertainties and other factors, which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks, uncertainties and factors include, but are not limited to, the following: the overall level of consumer spending on apparel; dependence on sales to a limited number of large department store customers; risks related to extending credit to customers; actions of existing or new competitors and changes in economic or political conditions in the markets where the Company sells or sources its products; risks associated with consolidations, restructurings and other ownership changes in the retail industry; changes in trends in the market segments in which the Company competes; risks associated with uncertainty relating to the Company's ability to launch, support and implement new product lines; and, other risks and uncertainties in the Company's Securities and Exchange Commission filings, press releases or oral statements. Readers are urged not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about interest rate risk

          The Company has no long-term debt, and finances capital needs through available capital, future earnings and bank lines of credit. The Company's exposure to market risk for changes in interest rates is primarily in its investment portfolio. The Company, pursuant to investing guidelines, mitigates exposure by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. During the three months ended June 3, 2000, the Company earned investment income of $.6 million. If interest rates had been 1% lower than they were during the year, investment income would have been $.2 million lower. The market risks associated with the investment portfolio exposure has not changed materially since March 4, 2000.

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

     10(iii)(g)       Employment Agreement, dated October 1, 1999, by and
                      between the Registrant and John Varvatos, and Split Dollar
                      Agreement, dated May 5, 2000, by and between the Registrant and John Varvatos is incorporated herein by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended March 4, 2000.

     27               Financial Data Schedule

(b)      Reports on Form 8-K.                 None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NAUTICA ENTERPRISES, INC.




                                          By: s/Harvey Sanders
                                              --------------------------
                                                Harvey Sanders
                                                  Chairman of the Board
                                                   and President
Date:  July 11, 2000
       -------------


                                          By: s/Wayne A. Marino
                                              --------------------------
                                                Wayne A. Marino
                                                  Senior VP of Administration
                                                    and Chief Financial Officer
Date:  July 11, 2000
       -------------



                                          By: s/Lainie J. Goldstein
                                              --------------------------
                                                Lainie J. Goldstein
                                                  Corporate Vice President -
                                                    Financial Controller
Date:  July 11, 2000
       -------------