Form 10-Q
period 2000-09-02
NAUTICA ENTERPRISES INC
filed 2000-10-12
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 2, 2000 or


( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________________ to _______________________

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No ___


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

Yes ____ No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of Common Stock outstanding as of October 12, 2000 was 31,621,371.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                                SEPTEMBER 2, 2000
                                   (unaudited)




                                      INDEX

                                                                             Page No.
                                                                             --------
Part I - Financial Information:

         Item 1.  Financial Statements (unaudited):

          Condensed Consolidated Balance Sheets
          As at September 2, 2000 and March 4, 2000 ........................    2

          Condensed Consolidated Statements of Earnings
          For the Six and Three Month Periods Ended
            September 2, 2000 and August 28, 1999 ..........................    3

          Condensed Consolidated Statements of Cash Flows
          For the Six Month Periods Ended
            September 2, 2000 and August 28, 1999 ..........................    4

         Notes to Condensed Consolidated Financial Statements ..............    5

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ...........    8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk   11

Part II - Other Information ................................................   12

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)



          ASSETS                                                               (unaudited)
                                                                               September 2,         March 4,
                                                                                  2000                2000
                                                                               ------------        ---------
Current assets:
  Cash and cash equivalents                                                     $  29,750          $  27,143
  Short-term investments                                                            5,340             33,991
  Accounts receivable - net                                                       108,647             88,784
  Inventories                                                                     103,844             73,879
  Prepaid expenses and other current assets                                         3,811              5,453
  Deferred tax benefit                                                              8,381              8,381
                                                                                ---------          ---------
                              Total current assets                                259,773            237,631

Property, plant and equipment, net of
  accumulated depreciation and amortization                                        80,012             81,674

 Other assets                                                                      15,927             13,808
                                                                                ---------          ---------

                                                                                $ 355,712          $ 333,113
                                                                                =========          =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                                      $  57,989          $  29,048
  Accrued expenses and other current liabilities                                   33,555             30,559
  Income taxes payable                                                             12,369              9,793
                                                                                ---------          ---------
                              Total current liabilities                           103,913             69,400

Stockholders' equity:
  Preferred stock - par value $.01; authorized,
    2,000,000 shares; no shares issued
  Common stock - par value $.10; authorized, 100,000,000 shares; issued
    43,112,000 shares at September 2, 2000 and 42,696,000 shares at
    March 4, 2000                                                                   4,312              4,270
  Additional paid-in capital                                                       67,918             67,559
  Retained earnings                                                               338,552            322,045
                                                                                ---------          ---------
                                                                                  410,782            393,874
  Less:
  Common stock in treasury - at cost;
    11,498,000 shares at September 2, 2000
    and 8,964,000 shares at March 4, 2000                                        (158,983)          (130,161)
                                                                                ---------          ---------
                              Total stockholders' equity                          251,799            263,713
                                                                                ---------          ---------

                                                                                $ 355,712          $ 333,113
                                                                                =========          =========


The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (amounts in thousands, except share data)



                                                              (unaudited)                                (unaudited)
                                                     Six Months            Six Months          Three Months          Three Months
                                                       Ended                 Ended                 Ended                Ended
                                                 September 2, 2000      August 28, 1999      September 2, 2000      August 28, 1999
                                                 ------------------     ---------------      -----------------      ---------------
Net Sales                                          $    290,601          $    251,489          $    169,409          $    152,191
Cost of goods sold                                      170,545               145,272                99,534                87,413
                                                   ------------          ------------          ------------          ------------
  Gross profit                                          120,056               106,217                69,875                64,778

Selling, general and administrative expenses             98,232                79,663                50,762                43,424
Net royalty income                                       (3,697)               (2,841)               (1,910)               (1,424)
                                                   ------------          ------------          ------------          ------------
  Operating profit                                       25,521                29,395                21,023                22,778

Other expense                                               (13)                   --                   (13)                   --
Investment income, net                                    1,463                   848                   905                   288
                                                   ------------          ------------          ------------          ------------

Earnings before provision for income taxes               26,971                30,243                21,915                23,066

Provision for income taxes                               10,465                11,855                 8,503                 9,042
                                                   ------------          ------------          ------------          ------------

NET EARNINGS                                       $     16,506          $     18,388          $     13,412          $     14,024
                                                   ============          ============          ============          ============

Net earnings per share of common stock
     Basic                                         $       0.51          $       0.53          $       0.43          $       0.41
                                                   ============          ============          ============          ============
     Diluted                                       $       0.50          $       0.50          $       0.41          $       0.38
                                                   ============          ============          ============          ============

Weighted average number of
  common shares outstanding
     Basic                                           32,054,000            35,002,000            31,415,000            34,599,000
                                                   ============          ============          ============          ============
     Diluted                                         33,302,000            36,963,000            32,538,000            36,745,000
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

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)


                                                                                         (unaudited)
                                                                                Six Months         Six Months
                                                                                   Ended              Ended
                                                                             September 2, 2000   August 28, 1999
                                                                             -----------------   ----------------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                                    $ 16,506          $ 18,388
                                                                                  --------          --------
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Deferred income taxes                                                             --              (231)
      Depreciation and amortization                                                 11,202             8,891
      Provision for bad debts                                                          514               603
      Changes in operating assets and liabilities
        Accounts receivable                                                        (20,377)          (12,020)
        Inventories                                                                (29,965)          (14,329)
        Prepaid expenses and other current assets                                    1,642               398
        Other assets                                                                (2,553)           (2,642)
        Accounts payable - trade                                                    28,941             3,994
        Accrued expenses and other current liabilities                               2,996             6,390
        Income taxes payable                                                         2,576             4,700
                                                                                  --------          --------
Total adjustments                                                                   (5,024)           (4,246)
                                                                                  --------          --------

Net cash provided by operating activities                                           11,482            14,142
                                                                                  --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                         (9,105)          (15,735)
  Sale of short-term investments                                                    28,650            26,201
                                                                                  --------          --------
Net cash provided by investing activities                                           19,545            10,466
                                                                                  --------          --------


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                                                  --              (100)
  Purchase of treasury stock                                                       (28,822)          (29,460)
  Proceeds from issuance of common stock                                               402               339
                                                                                  --------          --------
Net cash used in financing activities                                              (28,420)          (29,221)
                                                                                  --------          --------

Increase/Decrease in cash and cash equivalents                                       2,607            (4,613)

Cash and cash equivalents at beginning of period                                    27,143            15,498
                                                                                  --------          --------

Cash and cash equivalents at end of period                                        $ 29,750          $ 10,885
                                                                                  ========          ========


Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                                      $  8,048          $  7,135
                                                                                  ========          ========


The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 2, 2000
                                   (unaudited)
                             (amounts in thousands)


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


NOTE 2 -         The results of operations for the six-month period ended
            September 2, 2000 are not necessarily indicative of the results to be expected for the full year.


NOTE 3 -         During the six months ended September 2, 2000, the Company changed its presentation of markdowns and promotional allowances from a selling expense to a reduction of sales in an effort to be consistent with industry-wide reporting practices. In addition, the reserve for markdowns and promotional allowances has been reclassified from accrued expenses to a reduction of accounts receivable. Previously reported amounts have been reclassified to conform with the current year's presentation. This change in presentation has no impact on operating profit, earnings before provision for income taxes or net earnings.


NOTE 4 -         The Company utilized the last-in, first-out "LIFO" method for certain wholesale inventories as at September 2, 2000 and March 4, 2000 and for the six and three month periods ended September 2, 2000 and August 28, 1999. The "LIFO" inventory for the six month periods ended September 2, 2000 and August 28, 1999 are based upon end of year estimates. Inventories at September 2, 2000 and March 4, 2000 consist primarily of finished goods.


NOTE 5 -         The Company has adopted Statement of Financial Accounting
            Standards No. 130 ("SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity during a period from non-owner sources, as follows:

                                                         Six             Six           Three           Three
                                                Months Ended    Months Ended    Months Ended    Months Ended
                                                September 2,      August 28,    September 2,      August 28,
                                                        2000            1999            2000            1999
                                                        ----            ----            ----            ----
              Net earnings                           $16,506         $18,388         $13,412         $14,024
              Changes in unrealized gains
              and losses on securities,
              net of tax                               --               (166)           --               (61)
                                                     -------         -------         -------         -------
                      Comprehensive Income           $16,506         $18,222         $13,412         $13,963
                                                     =======         =======         =======         =======

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                SEPTEMBER 2, 2000
                                   (unaudited)
                             (amounts in thousands)


NOTE 6 -         Short-term investments consist primarily of government and agency bonds, tax exempt municipal bonds and corporate bonds. These marketable securities are classified as trading and are adjusted to market value at the end of each accounting period. Unrealized market gains and losses, are included in earnings. Realized gains and losses on sales of investments are determined on a specific identification basis, and are included in earnings. For the six months ended September 2, 2000 and August 28, 1999, gross realized gains totaled $37 and $21 and gross realized losses totaled $49 and $239, respectively. For the three months ended September 2, 2000 and August 28, 1999, gross realized gains totaled $37 and $2 and gross realized losses totaled $6 and $196, respectively.

            The unrealized net gains which were included in earnings were $207 as of September 2, 2000 and the unrealized net losses which were included in earnings were $470 as of March 4, 2000.


NOTE 7 -         Basic net earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted net earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of options which are convertible into common shares. Options which were excluded from the calculation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive, were 2,369,700 and 2,436,350 during the six months ended September 2, 2000 and August 28,1999, respectively.


NOTE 8 -         The Company has adopted Statement of Financial Accounting
            Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

            The Company has the following two reportable segments: Wholesale and Retail. The Wholesale segment designs, markets, sources and distributes sportswear, activewear, outerwear, a jeans collection, a tailored clothing collection, robes and sleepwear for men and a jeans collection, and robes and sleepwear for women to retail store customers. The Retail segment sells men's apparel and other Nautica-branded products primarily through Retail store locations directly to consumers.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                September 2, 2000
                                   (unaudited)
                             (amounts in thousands)


                  Segment profit is based on earnings before income taxes. The reportable segments are distinct business units and are separately managed with different distribution channels.

                                                                                       All       Corporate/
                                                            Wholesale     Retail       Other     Eliminations     Totals
                                                            ---------     ------       -----     ------------     ------
                  FOR THE SIX MONTHS ENDED
                    SEPTEMBER 2, 2000
                  Net Sales                                  $219,288     $71,313      $  --        $  --        $290,601
                  Earnings (loss) before provisions
                    for income taxes                           16,348       9,948       4,232        (3,557)       26,971
                  Segment Assets                              250,480      42,758       8,457         54,017      355,712
                  Depreciation expense                          9,025         822         161            760       10,768

                  FOR THE SIX MONTHS ENDED
                    AUGUST 28, 1999
                  Net Sales                                  $189,184     $62,305      $  --        $  -         $251,489
                  Earnings (loss) before provisions
                    for income taxes                           23,006       8,126       2,841        (3,730)       30,243
                  Segment Assets                              212,759      45,744       9,267         55,620      323,390
                  Depreciation expense                          7,403         499         219            312        8,433



                                                                                       All       Corporate/
                                                            Wholesale     Retail       Other     Eliminations     Totals
                                                            ---------     ------       -----     ------------     ------
                  FOR THE THREE MONTHS ENDED
                    SEPTEMBER 2, 2000
                  Net Sales                                  $125,031     $44,378       $  --        $  --       $169,409
                  Earnings (loss) before provisions
                    for income taxes                           13,258       7,730        1,890         (963)       21,915
                  Segment Assets                              250,480      42,758        8,457        54,017      355,712
                  Depreciation expense                          4,641         443           15           401        5,500

                  FOR THE THREE MONTHS ENDED
                    AUGUST 28, 1999
                  Net Sales                                  $113,293     $38,898       $  --       $   --       $152,191
                  Earnings (loss) before provisions
                    for income taxes                           17,807       6,423        1,425       (2,589)       23,066
                  Segment Assets                              212,759      45,744        9,267        55,620      323,390
                  Depreciation expense                          3,733         260          137           156        4,286


                  In the Corporate/Eliminations column the segment assets primarily consist of the Company's cash and investment portfolio and the segment operating loss consists of corporate expenses offset by investment income earned.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)


RESULTS OF OPERATIONS

         During the six months ended September 2, 2000, the Company changed its presentation of markdowns and promotional allowances from a selling expense to a reduction of sales in an effort to be consistent with industry-wide reporting practices. In addition, the reserve for markdowns and promotional allowances has been reclassified from accrued expenses to a reduction of accounts receivable. Previously reported amounts have been reclassified to conform with the current year's presentation. This change in presentation has no impact on operating profit, earnings before provision for income taxes, or net earnings.


For the Six Months Ended September 2, 2000:

         Net sales increased 15.6% to $290.6 million in the six months ended September 2, 2000 from $251.5 million in the comparable prior year period. The increase in sales is due primarily to increased unit volume rather than price increases. The reported sales reflect a 15.9% increase in the Wholesale segment to $219.2 million from $189.2 million and a 14.5% increase in the Retail segment to $71.3 million from $62.3 million. The growth in the Wholesale segment was driven by sales in new product lines and increases in core sportswear, men's jeans and men's and ladies sleepwear sales. The overall Retail segment sales increase is a result of sales from new stores opened since the second quarter of last year, offset by lower comparable store sales.

         Gross profit for the period was 41.3% compared to 42.2% in the comparable prior year period. The decrease is due to the impact of lower margins on new product lines, and markdowns associated with an increase in promotional activity at retail.

         Total selling, general and administrative expenses ("SG&A") increased by $18.5 million to $98.2 million in Fiscal 2001 from $79.7 million in Fiscal 2000. SG&A expenses as a percentage of net sales increased to 33.8% from 31.7% in Fiscal 2001. The increase is principally due to expenses incurred to support the launch of new product lines.

         Net royalty income increased by $.9 million to $3.7 million from $2.8 million in the comparable prior year period. The increase is primarily due to the strength in children's apparel, eyewear, and women's swimwear. In addition, the launch of a new men's fragrance contributed to the growth.

         Investment income increased by $.6 million to $1.4 million from $.8 million in the comparable prior year period. The increase is due to higher rates of return on investments.

         The provision for income taxes decreased to 38.8% from 39.2% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the effective state income tax rates.

         Net earnings decreased 10.2% to $16.5 million from $18.4 million in the comparable prior year period as a result of the factors discussed above.

For the Three Months Ended September 2, 2000:


         Net sales increased 11.3% to $169.4 million in the three months ended September 2, 2000 from $152.2 million in the comparable prior year period. The increase in sales is due primarily to increased unit volume rather than price increases. The reported sales reflect a 10.4% increase in the Wholesale segment to $125.0 million from $113.3 million and a 14.1% increase in the Retail segment to $44.4 million from $38.9 million. The growth in the Wholesale segment was driven by sales in new product lines and increases in core sportswear, men's jeans and men's and ladies sleepwear sales. The overall Retail segment sales increase is a result of sales from new stores opened since the second quarter of last year, offset by lower comparable store sales.

         Gross profit for the period was 41.2% compared to 42.6% in the comparable prior year period. The decrease is due to the impact of lower margins on new product lines, and markdowns associated with an increase in promotional activity at retail.

         Total selling, general and administrative expenses increased by $7.3 million to $50.8 million in Fiscal 2001 from $43.4 million in Fiscal 2000. SG&A expenses as a percentage of net sales increased to 30.0% from 28.5% in Fiscal 2001. The increase is principally due to expenses incurred to support the launch of new product lines.

         Net royalty income increased by $.5 million to $1.9 million from $1.4 million in the comparable prior year period. The increase is primarily due to the strength in children's apparel, eyewear, and women's swimwear. In addition, the launch of a new men's fragrance contributed to the growth.

         Investment income increased by $.6 million to $.9 million from $.3 million in the comparable prior year period. The increase is due to higher rates of return on investments.

         The provision for income taxes decreased to 38.8% from 39.2% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the effective state income tax rates.

         Net earnings decreased 4.4% to $13.4 million from $14.0 million in the comparable prior year period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended September 2, 2000, the Company generated cash from operating activities of $11.5 million principally from net earnings. Increases in accounts receivable and inventory of $20.4 and $30.0 million, respectively, resulted from increased sales, and were financed principally by cash generated from net earnings, and increases in accounts payable and accrued expenses. Accounts receivable was 7.7% higher than the same period in the prior year due to timing of shipments, with a greater percentage occurring in the last part of the quarter. Inventory was 22.8% higher than the same period in the prior year due to increased sales and the timing of merchandise received. During the six months ended August 28, 1999, the Company generated cash from operating activities of $14.1 million principally from net earnings. Increases in accounts receivable and inventory of $12.0 and $14.3 million, respectively, resulted from increased sales, and were financed principally by cash generated from net earnings, and increases in accounts payable and accrued expenses. Accounts receivable was 9.2% higher than the same period in the prior year due to timing of shipments, with a greater percentage occurring in the last part of the quarter. Inventory was 14.3% lower than the same period in the prior year due to a shift by retailers in order delivery dates for the holiday season particularly outerwear.

         During the six months ended September 2, 2000, the Company's principal investing activities related primarily to the continued expansion of the Nautica in-store shop program. The Company expects to continue to incur capital expenditures to expand the in-store shop program, and to open additional Retail stores. The Company is planning the construction of a new distribution facility, and is currently evaluating various financing vehicles for the project. At September 2, 2000, there were no other material commitments for capital expenditures.

         During the six months ended September 2, 2000, the Board of Directors authorized the Company to purchase 4,000,000 shares of its common stock. During such period, the Company purchased 2,533,000 shares of its outstanding common stock at a cost of $28.8 million.

         The Company has a total of $150.0 million in lines of credit with four commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by imported inventory and accounts receivable. At September 2, 2000 and March 4, 2000, letters of credit outstanding under the lines were $80.6 million and $50.5 million, respectively, and there were no short-term borrowings outstanding.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about interest rate risk

              The Company has no long-term debt, and finances capital needs through available capital, future earnings and bank lines of credit. The Company's exposure to market risk for changes in interest rates is primarily in its investment portfolio. The Company, pursuant to investing guidelines, mitigates exposure by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. During the six months ended September 2, 2000, the Company earned investment income of $1.5 million. If interest rates had been 1% lower than they were during the year, investment income would have been $.3 million lower. The market risks associated with the investment portfolio exposure has not changed materially since March 4, 2000.

                                     PART II

                                OTHER INFORMATION


Items I through 9. - All items are inapplicable except:


Item 4.  Submission of Matters to a Vote of Security-Holders

(a) The Annual Meeting of Stockholders of Nautica Enterprises, Inc. was held on July 6, 2000.

(b) The directors named in the Proxy Statement constituting the entire Board of Directors were elected to one-year terms expiring in 2001, as follows:


                                                FOR                  WITHHELD
                                                ---                  --------
          Harvey Sanders                     27,731,938             1,469,393
          David Chu                          27,732,388             1,468,943
          George Greenberg                   29,132,074                69,257
          Robert B. Bank                     29,138,822                62,509
          Israel Rosenzweig                  29,138,174                63,157
          Charles Scherer                    29,005,088               196,243
          John Varvatos                      28,138,372                62,959
          Ronald G. Weiner                   27,731,938             1,469,393


The Notice of Annual Meeting of Stockholders and Proxy Statement for Nautica Enterprises, Inc. dated June 6, 2000 was filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Act.


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


     10(iii)(g)       Employment Agreement, dated October 1, 1999, by and
                      between the Registrant and John Varvatos, and Split Dollar
                      Agreement, dated May 5, 2000, by and between the Registrant and John Varvatos are incorporated herein by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended March 4, 2000.



     27               Financial Data Schedule



(b)      Reports on Form 8-K.                 None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NAUTICA ENTERPRISES, INC.




                                          By: s/Harvey Sanders
                                              ---------------------------------
                                                Harvey Sanders
                                                  Chairman of the Board
                                                    and President
Date:  October 12, 2000
     ----------------------------



                                          By: s/Wayne A. Marino
                                              ---------------------------------
                                                Wayne A. Marino
                                                  Senior VP of Administration
                                                    and Chief Financial Officer

Date:  October 12, 2000
     -----------------------------




                                          By: s/Lainie J. Goldstein
                                              ---------------------------------
                                                Lainie J. Goldstein
                                                  Corporate Vice President -
                                                    Financial Controller

Date:  October 12, 2000
     -----------------------------