Form 10-Q
period 2000-12-02
NAUTICA ENTERPRISES INC
filed 2001-01-12
CIK 93736

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

(Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 2, 2000 or
                               ----------------

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from            to
                              ------------  ------------

Commission file number  0-6708
                        --------------------------------------------------------


                          Nautica Enterprises, Inc.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                   95-2431048
--------------------------------------------------------------------------------
   (State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification No.)


   40 West 57th Street, New York, N.Y.                  10019
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)              (Zip Code)


Registrant's Telephone Number, including Area Code      (212) 541-5757
                                                    ----------------------------

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

Yes      No
   ------  -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

        The number of shares of Common Stock outstanding as of January 12, 2001 was 31,674,171.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                                DECEMBER 2, 2000
                                  (unaudited)




                                             INDEX
                                            -------
                                                                                                                  Page No.
                                                                                                                  --------
Part I - Financial Information:

        Item 1.  Financial Statements (unaudited):

         Condensed Consolidated Balance Sheets
         As at December 2, 2000 and March 4, 2000........................................................................2

         Condensed Consolidated Statements of Earnings
         For the Nine and Three Month Periods Ended
          December 2, 2000 and November 27, 1999.........................................................................3

         Condensed Consolidated Statements of Cash Flows
         For the Nine Month Periods Ended
          December 2, 2000 and November 27, 1999.........................................................................4

         Notes to Condensed Consolidated Financial Statements............................................................5

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...........................................................8

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................11

Part II - Other Information.............................................................................................12


                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)



          ASSETS                                                                (unaudited)
                                                                                 December 2,          March 4,
                                                                                   2000                2000
                                                                                 ---------           ---------
Current assets:
  Cash and cash equivalents                                                      $  47,228           $  27,143
  Short-term investments                                                             5,400              33,991
  Accounts receivable - net                                                         91,749              88,784
  Inventories                                                                       96,189              73,879
  Prepaid expenses and other current assets                                         10,927               5,453
  Deferred tax benefit                                                               8,381               8,381
                                                                                 ---------           ---------
                              Total current assets                                 259,874             237,631

Property, plant and equipment, net of
  accumulated depreciation and amortization                                         85,246              81,674

 Other assets                                                                       16,902              13,808
                                                                                 ---------           ---------

                                                                                 $ 362,022           $ 333,113
                                                                                 =========           =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                                       $  44,896           $  29,048
  Accrued expenses and other current liabilities                                    35,283              30,559
  Income taxes payable                                                              12,890               9,793
                                                                                 ---------           ---------
                              Total current liabilities                             93,069              69,400

Stockholders' equity:
  Preferred stock - par value $.01; authorized,
    2,000,000 shares; no shares issued
  Common stock - par value $.10; authorized, 100,000,000 shares; issued
    43,172,000 shares at December 2, 2000 and 42,696,000 shares at
    March 4, 2000                                                                    4,317               4,270
  Additional paid-in capital                                                        68,553              67,559
  Retained earnings                                                                355,066             322,045
                                                                                 ---------           ---------
                                                                                   427,936             393,874
  Less:
  Common stock in treasury - at cost;
    11,498,000 shares at December 2, 2000
    and 8,964,000 shares at March 4, 2000                                         (158,983)           (130,161)
                                                                                 ---------           ---------
                              Total stockholders' equity                           268,953             263,713
                                                                                 ---------           ---------

                                                                                 $ 362,022           $ 333,113
                                                                                 =========           =========


The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   (amounts in thousands, except share data)



                                                          (unaudited)                               (unaudited)
                                               Nine Months         Nine Months           Three Months        Three Months
                                                  Ended               Ended                 Ended               Ended
                                             December 2, 2000   November 27, 1999      December 2, 2000   November 27, 1999
                                            ------------------- -------------------   ------------------- -------------------
Net Sales                                    $         469,090   $         421,407     $         178,489   $         169,917
Cost of goods sold                                     274,708             242,156               104,163              96,884
                                            ------------------- -------------------   ------------------- -------------------
  Gross profit                                         194,382             179,251                74,326              73,033

Selling, general and administrative
expenses                                               148,707             125,804                50,475              46,140
Net royalty income                                      (6,256)             (4,534)               (2,559)             (1,693)
                                            ------------------- -------------------   ------------------- -------------------
  Operating profit                                      51,931              57,981                26,410              28,586

Other expense                                              (13)                  -                     -                   -
Investment income, net                                   2,038               1,386                   575                 538
                                            ------------------- -------------------   ------------------- -------------------

Earnings before provision for income taxes              53,956              59,367                26,985              29,124

Provision for income taxes                              20,935              23,272                10,470              11,417
                                            ------------------- -------------------   ------------------- -------------------

NET EARNINGS                                 $          33,021   $          36,095     $          16,515   $          17,707
                                            =================== ===================   =================== ===================

Net earnings per share of common stock
     Basic                                   $            1.03   $            1.03     $            0.52   $            0.51
                                            =================== ===================   =================== ===================
     Diluted                                            $ 1.00              $ 0.98                $ 0.50              $ 0.48
                                            =================== ===================   =================== ===================

Weighted average number of
  common shares outstanding
     Basic                                          31,915,000          34,876,000            31,655,000          34,624,000
                                            =================== ===================   =================== ===================
     Diluted                                        33,179,000          36,836,000            32,948,000          36,579,000
                                            =================== ===================   =================== ===================

Cash dividends per common share                    none                none                  none                none
                                            =================== ===================   =================== ===================


The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)


                                                                                     (unaudited)
                                                                       Nine Months             Nine Months
                                                                          Ended                   Ended
                                                                     December 2, 2000         November 27, 1999
                                                                    -------------------      ------------------

  CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                       $        33,021          $      36,095
                                                                    -------------------      -----------------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Deferred income taxes                                                         -                   (231)
    Depreciation and amortization                                             16,866                 13,229
    Provision for bad debts                                                    2,485                    972
    Changes in operating assets and liabilities
     Accounts receivable                                                      (5,450)               (18,811)
     Inventories                                                             (22,310)                   794
     Prepaid expenses and other current assets                                (5,474)                  (744)
     Other assets                                                             (3,839)                (2,617)
     Accounts payable - trade                                                 15,848                   (357)
     Accrued expenses and other current liabilities                            4,724                 10,336
     Income taxes payable                                                      3,097                  5,286
                                                                    -------------------      -----------------
  Total adjustments                                                            5,947                  7,857
                                                                    -------------------      -----------------

  Net cash provided by operating activities                                   38,968                 43,952
                                                                    -------------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                  (19,693)               (24,295)
  Sale of short-term investments                                              28,591                 21,071
                                                                    -------------------      -----------------
Net cash provided by (used in) investing activities                            8,898                 (3,224)
                                                                    -------------------      -----------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                                             -                   (100)
  Purchase of treasury stock                                                 (28,822)               (29,460)
  Proceeds from issuance of common stock                                       1,041                    419
                                                                    -------------------      -----------------
Net cash used in financing activities                                        (27,781)               (29,141)
                                                                    -------------------      -----------------

Increase in cash and cash equivalents                                         20,085                 11,587

Cash and cash equivalents at beginning of period                              27,143                 15,498
                                                                    -------------------      -----------------

Cash and cash equivalents at end of period                           $        47,228          $      27,085
                                                                    ===================      =================

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                         $        17,982          $      18,017
                                                                    ===================      =================


The accompanying notes are an integral part of these statements.

                           NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        DECEMBER 2, 2000
                                          (unaudited)
                                      (amounts in thousands)


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


NOTE 2 -              The results of operations for the nine-month period ended
                December 2, 2000 are not necessarily indicative of the results to be expected for the full year.


NOTE 3 -              During the nine months ended December 2, 2000, the Company changed its presentation of markdowns and promotional allowances from a selling expense to a reduction of sales in an effort to be consistent with industry-wide reporting practices. In addition, the reserve for markdowns and promotional allowances has been reclassified from accrued expenses to a reduction of accounts receivable. Previously reported amounts have been reclassified to conform with the current year's presentation. This change in presentation has no impact on operating profit, earnings before provision for income taxes or net earnings.


NOTE 4 -              The Company utilized the last-in, first-out "LIFO" method
                for certain wholesale inventories as at December 2, 2000 and March 4, 2000 and for the nine and three month periods ended December 2, 2000 and November 27, 1999. The "LIFO" inventory for the nine month periods ended December 2, 2000 and November 27, 1999 are based upon end of year estimates. Inventories at December 2, 2000 and March 4, 2000 consist primarily of finished goods.


NOTE 5 -              The Company has adopted Statement of Financial Accounting
                Standards No. 130 ("SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity during a period from non-owner sources, as follows:


                                                        Nine             Nine            Three             Three
                                                      Months           Months           Months            Months
                                                       Ended            Ended            Ended             Ended
                                                  December 2,    November 27,      December 2,      November 27,
                                                         2000            1999             2000              1999
                                                 ------------    ------------      -----------      ------------
                Net earnings                          33,021          $36,095          $16,515           $17,707
                Changes in unrealized
                 gains and losses on
                 securities, net of
                 tax                                   -                 (205)            -                  (39)
                                                      -------    ------------      -----------      ------------
                    Comprehensive income              33,021          $35,890          $16,515           $17,668
                                                 ============    ============      ===========      ============

                         NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                      DECEMBER 2, 2000
                                         (unaudited)
                           (amounts in thousands, except share data)


NOTE 6 -              Short-term investments consist primarily of government and agency bonds, tax exempt municipal bonds and corporate bonds. These marketable securities are classified as trading and are adjusted to market value at the end of each accounting period. Unrealized market gains and losses are included in earnings. Realized gains and losses on sales of investments are determined on a specific identification basis, and are included in earnings. For the nine months ended December 2, 2000 and November 27, 1999, gross realized gains totaled $243 and $21 and gross realized losses totaled $49 and $252, respectively. For the three months ended December 2, 2000 and November 27, 1999, gross realized gains totaled $206 and $0 and gross realized losses totaled $0 and $13, respectively.

                The unrealized net gains which were included in earnings were $4 as of December 2, 2000 and the unrealized net losses which were included in earnings were $470 as of March 4, 2000.


NOTE 7 -              Basic net earnings per share excludes dilution and is
                computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted net earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of options which are convertible into common shares. Options which were excluded from the calculation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive, were 2,357,700 and 2,395,000 during the nine months ended December 2, 2000 and November 27,1999, respectively.


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

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 2, 2000
                                   (unaudited)
                             (amounts in thousands)


    Segment profit is based on earnings before income taxes. The reportable segments are distinct business units and are separately managed with different distribution channels.


                                                             All      Corporate/
                                     Wholesale   Retail     Other    Eliminations    Totals
                                     ---------   ------    -------   ------------   ---------
    FOR THE NINE MONTHS ENDED
    DECEMBER 2, 2000
    Net Sales                        $355,690   $113,400    $   -     $    -        $469,090
    Earnings (loss) before
     provisions for income
     taxes                             35,097     16,863     6,793      (4,797)       53,956
    Segment Assets                    220,957     56,148     9,014      75,903       362,022
    Depreciation expense               13,468      1,295       223       1,135        16,121

    FOR THE NINE MONTHS ENDED
    NOVEMBER 27, 1999
    Net Sales                        $323,426   $ 97,981    $    -    $     -       $421,407
    Earnings (loss) before
     provisions for income
     taxes                             46,953     14,164     4,534      (6,284)       59,367
    Segment Assets                    204,016     49,633     9,577      78,093       341,319
    Depreciation expense               11,027        785       306         472        12,590


                                                             All      Corporate/
                                     Wholesale   Retail     Other    Eliminations   Totals
                                    ----------   ------     ------   ------------   -------
    FOR THE THREE MONTHS ENDED
    DECEMBER 2, 2000
    Net Sales                        $136,402   $42,087     $   -     $     -       $178,489
    Earnings (loss) before
     provisions for income
     taxes                             18,749     6,915      2,561      (1,240)       26,985
    Segment Assets                    220,957    56,148      9,014      75,903       362,022
    Depreciation expense                4,443       473         62         375         5,353

    FOR THE THREE MONTHS ENDED
    NOVEMBER 27, 1999
    Net Sales                        $134,241   $35,676     $   -     $     -       $169,917
    Earnings (loss) before
     provisions for income
     taxes                             23,947     6,038      1,693      (2,554)       29,124
    Segment Assets                    204,016    49,633      9,577      78,093       341,319
    Depreciation expense                3,624       286         87         160         4,157


    In the Corporate/Eliminations column the segment assets primarily consist of the Company's cash and investment portfolio and the segment operating loss consists of corporate expenses offset by investment income earned.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

RESULTS OF OPERATIONS
---------------------

        During the nine months ended December 2, 2000, the Company changed its presentation of markdowns and promotional allowances from a selling expense to a reduction of sales in an effort to be consistent with industry-wide reporting practices. In addition, the reserve for markdowns and promotional allowances has been reclassified from accrued expenses to a reduction of accounts receivable. Previously reported amounts have been reclassified to conform with the current year's presentation. This change in presentation has no impact on operating profit, earnings before provision for income taxes, or net earnings.

For the Nine Months Ended December 2, 2000:

        Net sales increased 11.3% to $469.1 million in the nine months ended December 2, 2000 from $421.4 million in the comparable prior year period. The increase in sales is due primarily to increased unit volume rather than price increases. The reported sales reflect a 10.0% increase in the Wholesale segment to $355.7 million from $323.4 million and a 15.7% increase in the Retail segment to $113.4 million from $98.0 million. The growth in the Wholesale segment was driven by sales in new product lines and increases in core sportswear, men's jeans and men's and ladies sleepwear sales offset by a decrease in NST sales. The Company has discontinued distribution of NST product in the athletic specialty chain channels. The Company still believes that the NST brand carries high consumer recognition, and therefore, plans to re-evaluate its future position in other channels of distribution. Excluding NST brand products for the nine months of both the current and prior year periods, Wholesale segment sales would have increased 13.3%. The overall Retail segment sales increase is primarily a result of sales from new stores opened since the third quarter of last year.

        Gross profit for the period was 41.4% compared to 42.5% in the comparable prior year period. The decrease is due to the impact of lower margins on new product lines, and markdowns associated with an increase in promotional activity at retail.

        Total selling, general and administrative expenses ("SG&A") increased by $22.9 million to $148.7 million in Fiscal 2001 from $125.8 million in Fiscal 2000. SG&A expenses as a percentage of net sales increased to 31.7% in Fiscal 2001 from 29.9% in Fiscal 2000. The increase is principally due to expenses incurred to support the launch of new product lines.

        Net royalty income increased by $1.8 million to $6.3 million from $4.5 million in the comparable prior year period. The increase is primarily due to the strength in children's apparel, eyewear, women's swimwear, small leather goods and the launch of a new men's fragrance, Latitude/Longitude. In addition, part of the increase was a result of royalty payments received from audits performed on prior year licensee reported sales.

        Investment income increased by $.6 million to $2.0 million from $1.4 million in the comparable prior year period. The increase is due to higher rates of return on investments.

        The provision for income taxes decreased to 38.8% from 39.2% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the effective state income tax rates.

        Net earnings decreased 8.5% to $33.0 million from $36.1 million in the comparable prior year period as a result of the factors discussed above.

For the Three Months Ended December 2, 2000:

        Net sales increased 5.0% to $178.5 million in the three months ended December 2, 2000 from $169.9 million in the comparable prior year period. The increase in sales is due primarily to increased unit volume rather than price increases. The reported sales reflect a 1.6% increase in the Wholesale segment to $136.4 million from $134.2 million and an 18.0% increase in the Retail segment to $42.1 million from $35.7 million. The growth in the Wholesale segment was driven by sales in new product lines and increases in men's and ladies sleepwear sales offset by a decrease in NST sales. Excluding NST brand products for the third quarter of both the current and prior year periods, Wholesale segment sales would have increased 5.5%. The overall Retail segment sales increase is a result of sales from new stores opened since the third quarter of last year, and by higher comparable store sales.

        Gross profit for the period was 41.6% compared to 43.0% in the comparable prior year period. The decrease is due to the impact of lower margins on new product lines, and markdowns associated with an increase in promotional activity at retail.

        Total SG&A expenses increased by $4.4 million to $50.5 million in Fiscal 2001 from $46.1 million in Fiscal 2000. SG&A expenses as a percentage of net sales increased to 28.3% from 27.2% in Fiscal 2001. The increase is principally due to expenses incurred to support the launch of new product lines.

        Net royalty income increased by $.9 million to $2.6 million from $1.7 million in the comparable prior year period. The increase is primarily due to royalty payments received from audits performed on prior year licensee reported sales. In addition, there was strength in women's swimwear, small leather goods and fragrance.

        Investment income increased by $.1 million to $.6 million from $.5 million in the comparable prior year period. The increase is due to higher rates of return on investments offset by lower average cash balances.

        The provision for income taxes decreased to 38.8% from 39.2% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the effective state income tax rates.

        Net earnings decreased 6.7% to $16.5 million from $17.7 million in the comparable prior year period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        During the nine months ended December 2, 2000, the Company generated cash from operating activities of $39.0 million principally from net earnings. Increases in accounts receivable and inventory of $5.5 and $22.3 million, respectively, resulted from increased sales, and were financed principally by cash generated from net earnings, and increases in accounts payable and accrued expenses. Accounts receivable was 14.5% lower than the same period in the prior year due to timing of shipments, with a lower percentage occurring in the last part of the quarter. Inventory was 38.6% higher than the same period in the prior year due to increased sales and the timing of merchandise received. During the nine months ended November 27, 1999, the Company generated cash from operating activities of $44.0 million, principally from net earnings. The increase in accounts receivable of $18.8 million resulted from increased sales, and were financed principally by cash generated from net earnings and increases in accrued expenses. Accounts receivable was 21.3% higher than the same period in the prior year due to increased sales and the timing of shipments, with a greater percentage occurring in the last part of the quarter. Inventory was 11.6% lower than the same period in the prior year due to reduced outlet inventory and the receipt of production closer to the time of customer delivery.

        During the nine months ended December 2, 2000, the Company's principal investing activities related primarily to the purchase of property, plant and equipment for the Nautica in-store shop program and the construction of a new distribution facility. The Company expects to continue to incur capital expenditures to expand the in-store shop program, and to open additional Retail stores. The Company is currently evaluating various financing vehicles for the new distribution facility. At December 2, 2000, there were no other material commitments for capital expenditures.

        During the nine months ended December 2, 2000, the Board of Directors authorized the Company to purchase 4,000,000 shares of its common stock. During such period, the Company purchased 2,533,000 shares of its outstanding common stock at a cost of $28.8 million.

        The Company has a total of $150.0 million in lines of credit with four commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by imported inventory and accounts receivable. At December 2, 2000 and March 4, 2000, letters of credit outstanding under the lines were $59.1 million and $50.5 million, respectively, and there were no short-term borrowings outstanding.

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

INFLATION AND CURRENCY FLUCTUATIONS
-----------------------------------

        The Company believes that inflation and the effect of fluctuations of the dollar against foreign currencies have not had a material effect on the cost of imports or the Company's results of operations.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
-----------------------------------------

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about interest rate risk

           The Company has no long-term debt, and finances capital needs through available capital, future earnings and bank lines of credit. The Company's exposure to market risk for changes in interest rates is primarily in its investment portfolio. The Company, pursuant to investing guidelines, mitigates exposure by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. During the nine months ended December 2, 2000, the Company earned investment income of $2.0 million. If interest rates had been 1% lower than they were during the year, investment income would have been $.4 million lower. The market risks associated with the investment portfolio exposure has not changed materially since March 4, 2000.

                                    PART II

                               OTHER INFORMATION


Items 1 through 9. - All items are inapplicable except:

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit Index

Exhibit No.                         Distribution
-----------                        --------------
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


                                                       NAUTICA ENTERPRISES, INC.


                                        By: s/ Harvey Sanders
                                           -------------------------------------
                                            Harvey Sanders
                                               Chairman of the Board
                                                 and President

Date: January 12, 2001
      ----------------



                                        By: s/ Wayne A. Marino
                                           -------------------------------------
                                            Wayne A. Marino
                                               Senior VP of Administration
                                                  and Chief Financial Officer

Date: January 12, 2001
      ----------------




                                        By: s/ Lainie J. Goldstein
                                           -------------------------------------
                                            Lainie J. Goldstein
                                               Corporate Vice President-
                                                 Financial Controller

Date: January 12, 2001
      ----------------