Form 10-K405
period 2001-03-03
NAUTICA ENTERPRISES INC
filed 2001-05-29
CIK 93736

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 1O-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13
      OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED MARCH 3, 2001

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

                                 Title of Class
                                 --------------

                                  Common Stock
                            par value $.10 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On May 17, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, using the average bid and asked prices of the registrant's stock on such date, was $547,795,073. As of May 17, 2001, there were issued and outstanding 33,028,592 shares of the Company's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Identification of Document                       Part into which Incorporated
      --------------------------                       ----------------------------
 Proxy Statement  for Annual Meeting
 of Stockholders to be held July 10, 2001.             Part III -- Items 10, 11, 12 and 13

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

     The Company's in-store shop programs for the Nautica, Nautica Competition, and Nautica Jeans collections are an integral part of the Company's marketing strategy for its wholesale business. Through this program, the Company and a department store customer create a specific area within the store dedicated to the exclusive merchandising and sale of the Nautica, Nautica Competition or Nautica Jeans Company collections, as the case may be. Each of these shops are outfitted with signature fixtures consistent with the image of each of the brands and present the collections in an integrated, visually attractive environment.

     In addition to its wholesale business, the Company operates outlet stores that provide a sales channel for Nautica products for value oriented consumers and allows for the organized distribution of excess and out-of-season merchandise.

     The Company strategically extends the Nautica brands and broadens the international distribution of the Nautica apparel collection through license arrangements. The Nautica name is currently licensed for a range of products consistent with Nautica's design concepts and image. The Nautica name is also licensed globally to agents or companies for distribution of the Nautica collection.


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

     The Nautica collection is designed, like all of the Company's brands, by an in-house design and merchandising staff. Products in the Nautica collection include the following: sportswear -- sweaters, cardigans, woven shirts, knit shirts, rugbys, pants and shorts; outerwear -- parkas, anoraks, bomber jackets and inclement weather gear in various fabrications; activewear -- fleece and french terry tops, fleece and french terry pants and shorts, tee shirts and swimwear; and, caps. The Nautica collection is sold through the Company's wholly-owned subsidiary, Nautica International, Inc.

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

     Nautica Competition

     The Nautica Competition brand, which was introduced by the Company in 1996, features active-inspired apparel products with colorful graphics and bold logos using performance and activewear fabrics. The Nautica Competition name and trademarks are prominently displayed on the products and in its marketing. While the collection is targeted to a somewhat younger age group (18-35) than the Nautica collection, the Company believes that such products also appeal to the Nautica customer.

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


     Nautica Jeans Company

     Through the Nautica Jeans Company brand, the Company offers a denim-based collection of men's and women's apparel. The Nautica Mens Jeans collection includes jeans, woven shirts, knits, bottoms and outerwear. Knits include sweaters, tee shirts and activewear; bottoms include denim jeans, casual pants, denim shorts and casual shorts; and, outerwear includes jean jackets, lightweight, transitional weight and down outerwear. The Nautica Womens Jeans collection includes a full range of products including jeans, woven shirts, knits, bottoms and outerwear. Knits include sweaters, tee shirts and activewear; bottoms include denim jeans, casual pants, denim skirts, casual skirts, denim dresses, casual dresses, denim shorts and casual shorts; and, outerwear includes jean jackets, lightweight, transitional weight and down outerwear. The products of the Nautica Jeans Company are targeted to the 16-35 year old age group and feature various themes.

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


     Nautica Robes and Sleepwear

     The Nautica robes and sleepwear collection for men includes robes, boxer shorts, jams, night shirts, henley camp shirts, nightshirts and pull on pants. The Nautica robes and sleepwear collection for women includes pajamas, knit tops and pants, drawstring shorts, chemise, gowns, nightshirts and robes. The Nautica mens and womens robes and sleepwear collections are sold through the Company's wholly-owned subsidiary, Nautica Furnishings, Inc.

     The Nautica robes and sleepwear collections are presented in four merchandising seasons with monthly deliveries. The deliveries are distinguished by fabrications, use of color, pattern and prints, and styling. In addition, certain of the products are offered through the Company's automatic replenishment program.

     John Varvatos Company

     During 2000, the Company launched the John Varvatos mens contemporary designer collection. The collection is sold to high-end department stores and specialty stores. The collection consists of sportswear, tailored clothing, furnishings and accessories. Sportswear includes sweaters, knits, wovens, pants, outerwear and leather; tailored clothing includes suits, jackets, dress pants and top coats; furnishings includes dress shirts and neckwear; and, accessories include scarves, hats, belts, shoes and bags. The John Varvatos collection is sold through the Company's wholly-owned subsidiary, John Varvatos Company.


     E. Magrath and Byron Nelson

     Through the E. Magrath Apparel Company, a wholly-owned subsidiary of the Company, the Company offers the E. Magrath and Byron Nelson golf sportswear collections. Each collection includes knit shirts, woven shirts, trousers, shorts, lightweight outerwear and windshirts, and are targeted to consumers for on and off golf course wear. The Byron Nelson label, which is licensed by the Company, is displayed on the products offered in the Byron Nelson collections. The Byron Nelson products target an older and more affluent consumer. These collections are presented in two lines each year and are sold in better country clubs and resorts nationwide.


     Other Activities

     The Company also licenses the Nautica name and related trademarks for a range of products consistent with Nautica's design concepts and image through Nautica Apparel, Inc., a wholly-owned subsidiary of the Company ("Nautica Licensing"). See "Licensing."


     Recent Developments

     On April 2, 2001, Nautica Licensing terminated its license agreement with Hampton Industries, Inc. to market Nautica childrenswear. At the same time, Nautica Children's Company, a wholly-owned subsidiary of the Company, assumed the Nautica childrenswear business.

     On April 30, 2001, the Company, through a wholly-owned subsidiary, purchased substantially all of the assets and assumed certain liabilities of Earl Jean, Inc. ("Earl Jean"). Earl Jean is a leading designer, manufacturer, wholesaler, retailer and marketer of luxury women's jeanswear and related apparel with an international profile.


MARKETING

     The Company concentrates its marketing efforts on national and regional print and outdoor advertising. The advertising captures the images of each of its brands in environments that reflect the lifestyle approach of each collection. The Company's advertising campaigns are featured throughout the year in national magazines, including GQ, Men's Health, The New York Times Magazine, Sports Illustrated and Vanity Fair. The Company also advertises its brands utilizing outdoor media, including bus shelters, bus panels and billboards. In addition, the Company participates with its retail customers in a cooperative advertising program. The print advertising is supplemented by a series of special events and sports sponsorships. With the introduction of Nautica Jeans Company, the Company's marketing efforts are expanding to include media tie-ins, websites and grass roots advertising.

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

     Company products are marketed by a regional sales force and sales representatives through its showrooms in New York City and Dallas, Texas to leading department and specialty stores. In addition, E. Magrath and Byron Nelson are marketed to golf shops at better country clubs and resorts. In fiscal year 2001, May Department Stores Company, Federated Department Stores, Inc. and Dillard Department Stores, Inc. accounted for approximately 25%, 19% and 16%, respectively, of the Company's total gross sales. No other customer of the Company accounted for 10% or more of the Company's sales during that period.


PRODUCT DESIGN AND SOURCING

     The Company manages the development of its apparel from initial product concept through color and pattern design, fabric identification and testing and garment manufacturing. Products are designed by in-house design staff. The design teams work in conjunction with the sales and production teams to determine the apparel styles for a particular season based upon an evaluation of current style trends, prior year's sales and consultations with retail customers. In conjunction with agents located in foreign countries, Nautica arranges fabric sourcing and garment production to ensure that final products satisfy detailed specifications and quality standards.

     The Company contracts for the manufacture of its products and does not own or operate any manufacturing facilities. During 2001, approximately 20% (by dollar volume) of men's and women's products were produced in the United States and approximately 80% (by dollar volume) of such products were produced in Asia and other foreign countries. In the United States, suppliers operate under the close supervision of Nautica's production department. The Company's agent and sourcing office, based in Hong Kong and Taiwan, respectively, monitor foreign production to ensure compliance with design specifications, quality standards and timely delivery of finished garments. They are assisted by Company employees based in New York who regularly visit with the manufacturers to monitor production. To date, the Company has not experienced difficulty in obtaining manufacturing services. Management believes that many alternate manufacturing sources exist. However, the inability of current sources to satisfy the Company's manufacturing requirements, the loss of certain manufacturers, the loss of an agent of the Company or a delay in locating manufacturing capacity following termination of a manufacturing relationship, could have a material adverse effect on the Company's business and operating results. While the Company has long standing relationships with many of its manufacturers and believes its relations to be good, it does not have long-term commitments with manufacturers.

     The Company sources for many of its manufacturers, a broad range of natural and synthetic fabrics, primarily from foreign textile mills and converters. The Company separately negotiates with fabric suppliers for the sale of required fabric which is then purchased by its manufacturers in accordance with the Company's specifications. To date, the Company has not experienced difficulty in sourcing fabrics for its manufacturers. Management believes that many alternate sources of supplies exist. However, the inability of current sources to satisfy the Company's fabric requirements, the loss of certain fabric vendors, or a delay in manufacturers obtaining fabrics from certain vendors, could have a material adverse effect on the Company's business and operating results. The Company does not have any long-term commitments with fabric suppliers.

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

     Nautica Licensing currently licenses products for wholesale distribution in the following product categories: fragrances for men and women, neckwear, tailored clothing, watches, hosiery, eyewear, womens and girls swimwear, rainwear, leather belts, wallets and accessories, umbrellas, a home furnishings collection, gloves, scarves, mufflers and hankies, and dress shirts.

     Internationally, Nautica apparel currently is licensed for sale in Argentina, Australia, Bahamas, Belize, Bermuda, Brazil, Canada, Chile, Colombia, Costa Rica, Cyprus, Dominican Republic, El Salvador, Ecuador, Greece, Guatemala, Honduras, Hong Kong, Indonesia, Japan, Korea, Kuwait, Lebanon, Macao, Malaysia, Mexico, New Zealand, Panama, Peru, Philippines, Puerto Rico, Saudi Arabia, Singapore, South Africa, Taiwan, Thailand, Turkey, United Arab Emirates, Uruguay and Venezuela. In addition to wholesale distribution of Nautica apparel, international licensees operate Nautica retail stores in certain of these markets.

     As a provision of the agreement by which the Company acquired the Nautica brand in 1984, David Chu, Executive Vice President of the Company and President of Nautica Licensing, is entitled to receive 50% of the net royalty income from licensing the Nautica name and trademarks. The Company receives the remaining 50% of such net royalty income. Through a separate arrangement, Mr. Chu is entitled to receive a design fee of up to 1.5% of the net sales of certain products.


OUTLET RETAIL

     The Company operates 105 outlet stores generally located in outlet centers throughout the United States. The Company's outlet retail operations are conducted through its wholly-owned subsidiary, Nautica Retail USA, Inc. These outlet retail stores have enabled the Company to increase sales in certain geographic markets where Nautica products were not previously available and reach consumers who favor value-oriented retailers. They also provide opportunities for Nautica to sell excess and out-of-season merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices. Nautica retail outlet stores are geographically positioned to minimize potential conflict with the Company's retail customers.


FULL-PRICE RETAIL

     The Company, through wholly-owned subsidiaries, operates two full-price retail stores, a John Varvatos store and a Nautica store. The John Varvatos store, which opened in October 2000, is located in New York's Soho neighborhood, and displays the entire John Varvatos Collection. The Nautica store, which opened in April 2001, is located in New York's Rockefeller Plaza, and is an attractive showcase for the Nautica brand.

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

     In addition to the Nautica Marks, the Company has registered or is in the process of registering the following trademarks in the United States and certain other countries for apparel and certain other products: Nautica Competition, Nautica Jeans Company, and John Varvatos Company.

     The Company regards its trademarks and other proprietary rights as valuable assets.


COMPETITION

     The apparel industry is highly competitive. The Company encounters substantial competition from brands such as Polo/Ralph Lauren, Tommy Hilfiger, Claiborne, Lucky Jeans, Polo Jeans, DKNY Jeans and Kenneth Cole, as well as from certain non-designer lines. In addition, department stores, including some of the Company's major retail customers, have increased in recent years the amount of goods manufactured and sold under their own labels. Some of the Company's competitors are significantly larger and more diversified than the Company and have substantially greater resources available for marketing their products. The Company believes that its ability to compete effectively depends upon the continuing appeal of Nautica apparel and the Company's other products to its retail customers and consumers as well as the Company's ability to continue to offer high quality apparel at appropriate price points.


EMPLOYEES

     At March 3, 2001, the Company had approximately 2,850 employees. Approximately 325 of such employees are parties to a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

     The Company operates four wholesale warehouse and distribution facilities in Rockland, Maine, one in Dallas, Texas, and two in Martinsville, Virginia. In Rockland, Maine, a 350,000 square foot facility and a 100,000 square foot facility, both owned by the Company, and two leased facilities of approximately 60,000 square feet each, are used for receiving, shipping and warehousing the Company's products. In Dallas, Texas, one leased facility of approximately 40,000 square feet is used for receiving, shipping and warehousing the Company's products. In Martinsville, Virginia, one leased facility of approximately 168,000 square feet and one leased facility of approximately 100,000 square feet are used for receiving, shipping and warehousing the Company's products.

     The Company operates a 150,000 square foot leased warehouse space in Edison, New Jersey. This facility is used for receiving, shipping and warehousing Nautica outlet retail merchandise.

     The Company has commenced construction of an approximately 500,000 square foot warehouse and distribution facility in Martinsville, Virginia. This facility will be used for receiving, shipping and warehousing the Company's products.

     The Company has administrative and sales offices at 40 West 57th Street, New York, New York, where it occupies under lease approximately 110,000 square feet and at 152 West 57th Street, New York, New York, where it occupies under lease approximately 8,000 square feet. It also leases a design studio of approximately 44,000 square feet located at 11 West 19th Street, New York, New York, and a design studio of approximately 9,000 square feet located at 26 West 17th Street, New York, New York. The Company or its affiliates also lease sales offices in Dallas, Texas and London, England, and 105 Nautica outlet retail stores located throughout the United States. The retail outlet stores range in size from approximately 2,400 to 9,300 square feet, and average approximately 3,800 square feet. In addition the Company opened a John Varvatos full-price retail store in October 2000 in New York's Soho neighborhood of approximately 1,700 square feet and a Nautica full-price retail store in April 2001 in New York's Rockefeller Plaza of approximately 12,000 square feet.

     All of the Company's facilities, including the Martinsville, Virginia distribution facility under construction, are deemed by it to be adequate for the purposes utilized.



ITEM 3. LEGAL PROCEEDINGS.

     None



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security-holders during the fourth quarter of fiscal 2001.

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


                                                           HIGH            LOW
FISCAL 2000
      First Quarter Ended May 29, 1999                  $   16.81    $   10.88
      Second Quarter Ended August 28, 1999                  17.31        14.25
      Third Quarter Ended November 27, 1999                 16.69        12.63
      Fourth Quarter Ended March 4, 2000                    13.63         8.38




FISCAL 2001
      First Quarter Ended June 3, 2000                  $   12.56    $    9.81
      Second Quarter Ended September 2, 2000                13.00         8.63
      Third Quarter Ended December 2, 2000                  14.75        11.25
      Fourth Quarter Ended March 3, 2001                    19.56        12.63

FISCAL 2002
      First Quarter (through May 17, 2001)              $   19.45    $   14.47




     As of May 17, 2001, there were approximately 354 holders of record of the Company's common stock.

     The policy of the Company is to retain earnings to provide funds for the operation and expansion of its business and, accordingly, the Company has paid no cash dividends on its Common Stock. Any payment of future cash dividends and the amount thereof will be dependent upon the Company's earnings, financial requirement, and other factors deemed relevant by the Company's Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                     Year ended
                                                          ------------------------------------------------------------------------
                                                          March  3,       March 4,      February 27,    February 28,    February 28,
Amounts in thousands, except per share data                 2001            2000            1999            1998            1997
-------------------------------------------               --------        --------        --------        --------        --------
Selected consolidated statements of earnings data
  Net sales                                               $627,731        $564,888        $509,128        $451,617        $363,386
                                                          ========        ========        ========        ========        ========
  Net earnings                                            $ 46,103        $ 46,163        $ 58,708        $ 56,418        $ 44,040
                                                          ========        ========        ========        ========        ========

  Net earnings per share of common stock
    Basic                                                 $   1.45        $   1.33        $   1.53        $   1.44        $   1.10
                                                          ========        ========        ========        ========        ========
    Diluted                                               $   1.39        $   1.26        $   1.45        $   1.35        $   1.02
                                                          ========        ========        ========        ========        ========


  Cash dividends per share of common stock                    NONE            None            None            None            None


Selected consolidated balance sheets data
  Total assets                                            $378,306        $333,113        $319,304        $298,199        $243,504
  Long-term debt, excluding current portion                   --              --                50             100             150
  Working capital                                          170,804         168,231         179,566         187,355         156,239
  Stockholders' equity                                     285,264         263,713         255,817         251,169         203,127



All per share data has been adjusted to reflect stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The Company operates two primary business segments, Wholesale and Retail. The Wholesale segment consists of businesses that design, source, market and distribute to the retail trade sportswear, activewear, outerwear, a jeans collection, a tailored clothing collection, robes and sleepwear for men and a jeans collection, robes and sleepwear for women. The Retail segment sells merchandise through retail stores directly to consumers.

     During the year ended March 3, 2001, the Company changed its presentation of markdowns and promotional allowances from a selling expense to a reduction of sales in an effort to be consistent with industry-wide reporting practices. In addition, the reserve for markdowns and promotional allowances has been reclassified from accrued expenses to a reduction of accounts receivable. Previously reported amounts have been reclassified to conform with the current year's presentation. This change in presentation has no impact on operating profit, earnings before provision for income taxes or net earnings.

Fiscal year ended March 3, 2001 compared to March 4, 2000:

     Net sales increased 11.1% to $627.7 million in the fiscal year ended March 3, 2001 from $564.9 million in the prior year. The increase in sales was due primarily to increased unit volume rather than price increases. Wholesale sales increased 11.3% to $475.2 million from $426.9 million due to the launch of the Nautica Women's Jeans and John Varvatos product lines, and increases in core sportswear, men's jeans, men's and women's sleepwear and European sales, offset by a decrease in Nautica Sport Tech ("NST") sales. The Company has discontinued distribution of NST products in the athletic specialty chain channels. The Company still believes that the NST brand carries high consumer recognition, and therefore, plans to re-evaluate its future position in other channels of distribution. Excluding NST brand products for both the current and prior year, Wholesale segment sales would have increased 13.8%. Retail sales increased 10.7% to $152.5 million from $137.8 million as a result of sales from new stores opened during the year and full year sales of stores opened in the prior year offsetting negative comparable store sales.

     Gross profit, as a percentage of sales, was 41.5% compared to 42.7% in the prior year. The decrease is due to the impact of lower margins on certain new product lines, and markdowns associated with an increase in promotional activity at retail.

     Selling, general and administrative expenses increased by $24.0 million to $196.9 million from $172.9 million in the prior year. Selling, general and administrative expenses as a percentage of net sales increased to 31.4% from 30.6% in the prior year. The increase in the percentage of net sales is due to increased costs associated with the launch and support of new product lines.

     Net royalty income increased by $3.1 million to $8.8 million from $5.7 million in the prior year. The increase is primarily due to increased sales of children's apparel, women's swimwear, small leather goods and accessories, and the launch of a new men's fragrance, Latitude/Longitude. In addition, part of the increase was a result of royalty payments received from audits performed on prior year licensee reported sales.

     Investment income increased by $.8 million to $2.9 million from $2.1 million in the prior year. The increase is due to higher rates of returns on investments, offset by lower average cash balances.

     The provision for income taxes decreased to 38.8% from 39.2% of earnings before income taxes in the prior year. The decrease is due primarily to a reduction in the effective state income tax rates.

     Net earnings decreased .1% to $46.1 million from $46.2 million in the prior year as a result of the factors discussed above.

Fiscal year ended March 4, 2000 compared to February 27, 1999:

     Net sales increased 10.9% to $564.9 million in the fiscal year ended March 4, 2000 from $509.1 million in the prior year. The increase in sales was due primarily to increased unit volume rather than price increases. Wholesale sales increased 10.9% to $426.9 million from $384.8 million due to the launch of the NST, Nautica Men's Jeans and Nautica Women's Robes and Sleepwear product lines. Retail sales increased 10.9% to $137.8 million from $124.3 million as a result of sales from new stores opened during the year and full year sales of stores opened in the prior year offsetting negative comparable store sales.

     Gross profit, as a percentage of sales, was 42.7% compared to 43.5% in the prior year. The decrease is due to the impact of lower margins on certain new product lines, and markdowns associated with an increase in promotional activity at retail.

     Selling, general and administrative expenses increased by $38.9 million to $172.9 million from $134.0 million. Selling, general and administrative expenses as a percentage of net sales increased to 30.6% from 26.3% in the prior year. The increase in the percentage of net sales was due to increased costs associated with the launch and support of new product lines.

     Net royalty income increased by $.4 million to $5.7 million from $5.3 million in the prior year. The increase was primarily due to increased sales of boys' apparel and men's accessories.

     Investment income decreased by $1.9 million to $2.1 million from $4.0 million in the prior year. The decrease was the result of lower average cash balances, due to the Company's stock purchase program, and lower average rates of returns on investments.

     The provision for income taxes decreased to 39.2% from 39.5% of earnings before income taxes in the prior year. The decrease was due primarily to a reduction in the effective state income tax rates.

     Net earnings decreased 21.4% to $46.2 million from $58.7 million in the prior year as a result of the factors discussed above.



LIQUIDITY AND CAPITAL RESOURCES

     During the year ended March 3, 2001, the Company generated cash from operating activities of $78.0 million, principally from net earnings and a $28.4 million transfer of certain marketable securities into cash equivalents. Increases in accounts receivable and inventory of $17.9 and $24.1 million, respectively, were financed principally by cash generated from net earnings, and increases in accounts payable and accrued expenses. Accounts receivable was 18.6% higher than the prior year due to increased sales and the timing of shipments, with a higher percentage occurring in the last part of the quarter. Inventory was 32.7% higher than the prior year due to increased sales and the timing of merchandise received. During the year ended March 4, 2000, the Company generated cash from operating activities of $83.8 million, principally from net earnings and a $21.1 million transfer of certain marketable securities into cash equivalents. Increases in accounts receivable and inventory of $.8 and $3.7 million, respectively, were financed principally by cash generated from net earnings and increases in accrued expenses and income taxes payable. Accounts receivable was 1.0% lower than the preceding year. Inventory was 5.2% higher than the preceding year and was related to sales increases.

     During the year ended March 3, 2001, cash used in investing activities was $41.9 million. This amount primarily consists of investing activities related to the purchase of property, plant and equipment for the Nautica in-store shop program, opening new retail outlet stores, and the construction of a new distribution facility and a new full-price retail store in New York's Rockefeller Plaza. The Company expects to continue to incur capital expenditures to expand the in-store shop program, and to open additional retail stores. The Company is currently evaluating various financing vehicles for the new distribution facility. During the year ended March 4, 2000, the Company's principal investing activities related to the continued expansion of the Nautica in-store shop program and showrooms.

     During fiscal year 2001, the Board of Directors authorized the Company to repurchase up to 4,000,000 shares of its outstanding stock on the open market. Under this authorization and a previous authorization, the Company purchased 2,533,000 shares at a cost of $28.8 million during 2001.

     On April 2, 2001, the Company terminated its license agreement with Hampton Industries, Inc. to market Nautica Childrenswear, and assumed its operations. The Company made a payment of approximately $6.1 million for the purchase of inventory and certain other assets related to the Nautica Childrenswear business.

     On April 30, 2001, the Company purchased substantially all of the assets and assumed certain liabilities of Earl Jean, Inc. ("Earl Jean"), a privately held corporation. Earl Jean is a leading designer, manufacturer, wholesaler, retailer and marketer of luxury women's jeanswear and related apparel. The purchase price was $45.0 million in cash and 1,122,271 shares of the Company's restricted common stock. Furthermore, additional consideration of up to $21.0 million in cash may be earned if certain performance standards are met in 2003-2012.

     As of March 3, 2001 and March 4, 2000, the Company had $150.0 million in lines of credit with four commercial banks. As of April 30, 2001, the lines of credit were increased to $175.0 million. Such lines of credit are available for short-term borrowings and letters of credit, collateralized by imported inventory and accounts receivable. At March 3, 2001, letters of credit outstanding under the lines were $58.6 million and there were no short-term borrowings outstanding.

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



FORWARD-LOOKING AND CAUTIONARY STATEMENTS

     This Annual Report contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company's actual results to differ materially from those described in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These factors and uncertainties include, among others: the risk that the businesses of the Company and Earl Jean will not be integrated successfully; the overall level of consumer spending on apparel; dependence on sales to a limited number of large department store customers; risks related to extending credit to customers; actions of existing or new competitors and changes in economic or political conditions in the markets where the Company sells or sources its products; risks associated with consolidations, restructuring and other ownership changes in the retail industry; changes in trends in the market segments in which the Company competes; risks associated with uncertainty relating to the Company's ability to launch, support and implement new product lines; effects of competition; changes in the costs of raw materials, labor and advertising; and, the ability to secure and protect trademarks and other intellectual property rights. These and other risks and uncertainties are disclosed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's periodic reports on Forms 10-K and 10-Q, the Company's press releases and in oral statements made by or with the approval of authorized personnel. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no long-term debt, and finances capital needs through available capital, future earnings and bank lines of credit. The Company's exposure to market risk for changes in interest rates is primarily in its investment portfolio. The Company, pursuant to investing guidelines, mitigates exposure by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. During fiscal year 2001, the Company earned investment income of $2.9 million. If interest rates had been 1% lower than they were during the year, investment income would have been $2.4 million. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal year 2002, although there can be no assurance that interest rates will not significantly change.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial Statements required by Part II, Item 8 are included in Part IV,
Item 14.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 10, 2001.



ITEM 11. EXECUTIVE COMPENSATION.

     The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 10, 2001.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 10, 2001.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 10, 2001 and by reference to Footnotes F, G, and I of the Consolidated Financial Statements included in this report and referred to at Part IV, Item 14.

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

         The following consolidated Financial Statements of Nautica
               Enterprises, Inc. and Subsidiaries required by Part II, Item 8, are included in Part IV of this report:

                                                                                           Page
                                                                                          -----

      Report of Independent Certified Public Accountants                                   F-1

      Consolidated Balance Sheets at March 3, 2001 and March 4, 2000                       F-2

      Consolidated Statements of Earnings for each of the three years in the
          period ended March 3, 2001                                                       F-4

      Consolidated Statements of Stockholders' Equity for each of the three years
          in the period ended March 3, 2001                                                F-5

      Consolidated Statements of Cash Flows for each of the three years in the
          period ended March 3, 2001                                                       F-7

      Notes to Consolidated Financial Statements                                           F-8 - 24


(a) 2.  Financial Statement Schedule

      Included in Part IV of this report:

      Schedule for each of the three years in the period ended March 3, 2001:

      II - Valuation and Qualifying Accounts                                               F-25

(a) 3.  Exhibits

         2.1 Asset Purchase Agreement, dated as of April 23, 2001, by and among the Registrant, EJI Acquisition Subsidiary, Inc., Earl Jean, Inc., Benjamin Freiwald and Suzanne Costas Freiwald is incorporated herein by reference to Registrant's Current Report on Form 8-K dated April 30, 2001.

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

       10(iii)(g) Employment Agreement, dated October 1, 1999, by and between the Registrant and John Varvatos is incorporated herein by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended March 4, 2000.

       21         Subsidiaries of Registrant

       23.1       Consent of Independent Certified Public Accountants

(b) Reports on Form 8-K.

        None.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
    NAUTICA ENTERPRISES, INC.


We have audited the accompanying consolidated balance sheets of Nautica Enterprises, Inc. and Subsidiaries as of March 3, 2001 and March 4, 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended March 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nautica Enterprises, Inc. and Subsidiaries as of March 3, 2001 and March 4, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 3, 2001, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the schedule listed in the accompanying index at Item 14(a)2. for each of the three years in the period ended March 3, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





GRANT THORNTON LLP


New York, New York
April 20, 2001

                    Nautica Enterprises, Inc. and Subsidiaries

                            CONSOLIDATED BALANCE SHEETS
                     (amounts in thousands, except share data)






                                                           March 3,     March 4,
                        ASSETS                               2001         2000
                                                           --------     --------
CURRENT ASSETS
   Cash and cash equivalents                               $ 36,674     $ 27,143
   Short-term investments                                     5,546       33,991
   Accounts receivable - net of allowances of
     $10,005 in 2001 and $9,046 in 2000                     105,269       88,784
   Inventories                                               98,021       73,879
   Prepaid expenses and other current assets                  7,477        5,453
   Deferred tax benefit                                      10,859        8,381
                                                           --------     --------

      Total current assets                                  263,846      237,631








PROPERTY, PLANT AND EQUIPMENT - AT COST,
   less accumulated depreciation and amortization           101,361       81,674








OTHER ASSETS                                                 13,099       13,808
                                                           --------     --------

                                                           $378,306     $333,113
                                                           ========     ========







The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                    (amounts in thousands, except share data)




                                                             March 3,        March 4,
         LIABILITIES AND STOCKHOLDERS' EQUITY                 2001             2000
                                                         -------------    -------------
CURRENT LIABILITIES
   Accounts payable - trade                              $      43,881    $      29,048
   Accrued expenses and other current liabilities               37,613           30,559
   Income taxes payable                                         11,548            9,793
                                                         -------------    -------------

      Total current liabilities                                 93,042           69,400



COMMITMENTS AND CONTINGENCIES



STOCKHOLDERS' EQUITY
   Preferred stock - par value $.01; authorized,
    2,000,000 shares; no shares issued                              --               --
   Common stock - par value $.10; authorized,
    100,000,000 shares; issued, 43,329,000 shares in
    2001 and 42,696,000 shares in 2000                           4,333            4,270
   Additional paid-in capital                                   71,766           67,559
   Retained earnings                                           368,148          322,045
   Common stock in treasury at cost; 11,498,000 shares
     in 2001 and 8,965,000 shares in 2000                     (158,983)        (130,161)
                                                         -------------    -------------

                                                               285,264          263,713
                                                         -------------    -------------

                                                         $     378,306    $     333,113
                                                         =============    =============


The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (amounts in thousands, except share data)




                                                                              Year Ended          Year Ended           Year Ended
                                                                               March 3,             March 4,           February 27,
                                                                                 2001                 2000                1999
                                                                             ------------         ------------         ------------
Net sales                                                                    $    627,731         $    564,888         $    509,128
Cost of goods sold                                                                367,171              323,887              287,772
                                                                             ------------         ------------         ------------

   Gross profit                                                                   260,560              241,001              221,356

Selling, general and administrative expenses                                      196,927              172,885              134,020
Net royalty income                                                                 (8,779)              (5,748)              (5,281)
                                                                             ------------         ------------         ------------

   Operating profit                                                                72,412               73,864               92,617

Investment income, net                                                              2,919                2,067                4,016
Minority interest in loss of consolidated subsidiary                                 --                   --                    405
                                                                             ------------         ------------         ------------


   Earnings before provision for income taxes                                      75,331               75,931               97,038


Provision for income taxes                                                         29,228               29,768               38,330
                                                                             ------------         ------------         ------------

   NET EARNINGS                                                              $     46,103         $     46,163         $     58,708
                                                                             ============         ============         ============


Net earnings per share of common stock:
   Basic                                                                     $       1.45         $       1.33         $       1.53
                                                                             ============         ============         ============
   Diluted                                                                   $       1.39         $       1.26         $       1.45
                                                                             ============         ============         ============


Weighted-average number of common shares outstanding:
   Basic                                                                       31,862,000           34,805,000           38,430,000
                                                                             ============         ============         ============
   Diluted                                                                     33,241,000           36,597,000           40,529,000
                                                                             ============         ============         ============




The accompanying notes are an integral part of these statements.

                    Nautica Enterprises, Inc. and Subsidiaries

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

         Years ended March 3, 2001, March 4, 2000 and February 27, 1999
                    (amounts in thousands, except share data)


                                                                                          Accumulated
                                           Common stock        Additional                    other
                                         -------------------    paid-in     Retained     comprehensive      Treasury
                                         Shares       Amount    capital     earnings      income (loss)      stock            Total
                                         ------       ------   ----------   --------      -------------     ----------        -----
Balance at February 28, 1998           42,435,000    $4,243    $  64,730    $217,174          $202          $ (35,181)    $ 251,168

Common stock issued on exercise of
 stock options                            169,000        17        1,008                                                      1,025
Income tax benefit from stock options                              1,075                                                      1,075
Purchase of treasury stock                                                                                    (55,922)      (55,922)
Comprehensive income
  Net earnings                                                                58,708                                         58,708
  Net unrealized investment loss,
   net of deferred taxes                                                                      (237)                            (237)
                                       ----------    ------    ---------    --------      -------------      ---------     ---------
                                                                                                                             58,471

Balance at February 27, 1999           42,604,000     4,260       66,813     275,882           (35)           (91,103)      255,817

Common stock issued on exercise of
 stock options                             92,000        10          558                                                        568
Income tax benefit from stock options                                188                                                        188
Purchase of treasury stock                                                                                    (39,058)      (39,058)
Comprehensive income
  Net earnings                                                                46,163                                         46,163
  Net unrealized investment gain,
   net of deferred taxes                                                                        35                               35
                                       ----------    ------    ---------    --------      -------------      ---------     ---------
                                                                                                                             46,198

Balance at March 4, 2000 (carried      42,696,000     4,270       67,559     322,045           --            (130,161)      263,713
forward)
                                       ----------    ------    ---------    --------      -------------      ---------     ---------


                    Nautica Enterprises, Inc. and Subsidiaries

         Years ended March 3, 2001, March 4, 2000 and February 27, 1999
                    (amounts in thousands, except share data)



                                                                                          Accumulated
                                             Common Stock       Additional                   other
                                          -------------------    paid-in     Retained     comprehensive    Treasury
                                          Shares       Amount    capital     earnings      income (loss)    stock        Total
                                          ------       ------   ----------   --------      -------------  ---------     ---------

Balance at March 4, 2000 (brought
  forward)                               42,696,000    $4,270    $67,559     $322,045       $   --        $(130,161)     $263,713

Common stock issued on exercise of
  stock options                             633,000        63      2,183                                                    2,246
Income tax benefit from stock options                              2,024                                                    2,024
Purchase of treasury stock                                                                                  (28,822)      (28,822)
Net earnings                                                                   46,103                                      46,103
                                         ----------    ------    -------     --------        ------       ---------      --------
BALANCE AT MARCH 3, 2001                 43,329,000    $4,333    $71,766     $368,148        $   --       $(158,983)     $285,264
                                        ===========  ========    =======     ========        ======       ==========   ==========





The accompanying notes are an integral part of these statements.

                    Nautica Enterprises, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (amounts in thousands)



                                                                            Year Ended          Year Ended           Year Ended
                                                                             March 3,             March 4,           February 27,
                                                                              2001                 2000                 1999
                                                                           ------------        -------------        --------------
Cash flows from operating activities
  Net earnings                                                               $46,103              $46,163              $58,708
  Adjustments to reconcile net earnings to net cash
   provided by operating activities, net of assets
   and liabilities acquired
     Minority interest in net loss of consolidated subsidiary                     --                   --                 (405)
     Deferred income taxes                                                    (2,478)              (1,035)              (1,119)
     Depreciation and amortization                                            22,968               17,072               12,552
     Provision for bad debts                                                   1,451                1,424                  531
     Changes in operating assets and liabilities
      Short-term investments                                                  28,445               21,116                 --
      Accounts receivable                                                    (17,935)                (768)             (21,089)
      Inventories                                                            (24,142)              (3,667)              (3,486)
      Prepaid expenses and other current assets                               (2,024)                 (20)                (552)
      Other assets                                                               (36)              (2,686)              (2,491)
      Accounts payable - trade                                                14,833                 (548)              10,854
      Accrued expenses and other current liabilities                           7,054                3,292                5,362
      Income taxes payable                                                     3,779                3,458                1,771
                                                                            --------             --------             --------
      Net cash provided by operating activities                               78,018               83,801               60,636
                                                                            --------             --------             --------
Cash flows from investing activities
  Purchase of property, plant and equipment                                  (41,712)             (33,289)             (20,224)
  Acquisitions, net of cash acquired                                            --                   --                 (1,650)
  Purchase of short-term investments                                            --                   --                 (2,764)
  Payments to register trademark                                                (199)                (277)                (169)
                                                                            --------             --------             --------
      Net cash used in investing activities                                  (41,911)             (33,566)             (24,807)
                                                                            --------             --------             --------
Cash flows from financing activities
  Principal payments on long-term debt                                          --                   (100)                 (50)
  Proceeds from issuance of common stock                                       2,246                  568                1,025
  Purchase of treasury stock                                                 (28,822)             (39,058)             (55,922)
                                                                            --------             --------             --------
      Net cash used in financing activities                                  (26,576)             (38,590)             (54,947)
                                                                            --------             --------             --------
      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         9,531               11,645              (19,118)

Cash and cash equivalents at beginning of year                                27,143               15,498               34,616
                                                                            --------             --------             --------
Cash and cash equivalents at end of year                                     $36,674              $27,143              $15,498
                                                                            ========             ========             ========
Supplemental disclosures of cash flow information:
   Cash paid during the year for income taxes                                $27,829              $27,389              $37,604



The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               March 3, 2001, March 4, 2000 and February 27, 1999
                    (amounts in thousands, except share data)



NOTE A - SUMMARY OF ACCOUNTING POLICIES

     Nautica Enterprises, Inc. (the "Company") and Subsidiaries are primarily engaged in the design, marketing, sourcing, distributing and sale of men's and women's apparel. The principal market for the Company's products is the United States. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     3.   Short-Term Investments

          Short-term investments are classified as trading securities and are adjusted to market value at the end of each accounting period. Unrealized market gains and losses are included in earnings. In the year ended February 27, 1999, such short-term investments were classified as available-for-sale securities with unrealized market gains and losses reported in stockholders' equity. Realized gains and losses on sales of investments are determined on a specific identification basis, and are included in earnings.

                   Nautica Enterprises, Inc. and Subsidiaries

               March 3, 2001, March 4, 2000 and February 27, 1999
                    (amounts in thousands, except share data)



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

          Inventories valued using the LIFO method, consisting primarily of finished goods, comprised 43% and 40% of consolidated inventories before LIFO adjustment at March 3, 2001 and March 4, 2000, respectively. Had the Company utilized the FIFO method of accounting for all inventory, inventories would have been higher by $2,679 and $2,595 at March 3, 2001 and March 4, 2000, respectively.

     6.   Property, Plant and Equipment

          Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Buildings and improvements are depreciated using the straight-line method over their estimated useful lives of twenty to thirty-nine years. Machinery, equipment and fixtures are depreciated using the straight-line method over their estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.

     7.   Other Assets

          Included in other assets is an excess of cost over net assets acquired of approximately $6,884 at March 3, 2001 and March 4, 2000. These assets are being amortized on a straight-line basis over a ten- to forty-year period. Accumulated amortization at March 3, 2001 and March 4, 2000 was $1,641 and $1,248, respectively.

                     Nautica Enterprises, Inc. and Subsidiaries

               March 3, 2001, March 4, 2000 and February 27, 1999
                    (amounts in thousands, except share data)


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

     9.   Earnings Per Share

          Basic net earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted net earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of options which are convertible into common shares. Dilutive stock options included in the calculation of diluted weighted-average shares were 1,379,000, 1,792,000 and 2,099,000 in 2001, 2000 and 1999, respectively.

          Options which were excluded from the calculation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive, were 2,281,000, 4,092,000 and 1,627,000 in 2001, 2000 and 1999, respectively.

     10.  Valuation of Long-Lived Assets

          The Company continually reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no provision is necessary for the impairment of long-lived assets at March 3, 2001.

     11.  Advertising

          All costs associated with advertising products are expensed when the advertising takes place. Costs associated with cooperative advertising programs, under which the Company generally shares the cost of a customer's advertising expenditures, are expensed when the related revenues are recognized. Advertising expenses were $29,200, $26,500 and $21,300 in 2001, 2000 and 1999, respectively.

                    Nautica Enterprises, Inc. and Subsidiaries

               March 3, 2001, March 4, 2000 and February 27, 1999
                    (amounts in thousands, except share data)



NOTE A (CONTINUED)

     12.  Fiscal Year

          Effective March 1, 1998, the Company changed its fiscal year-end to a 52/53-week year. Unless otherwise stated, references made to 2001, 2000 and 1999 relate to the fiscal years ended March 3, 2001, March 4, 2000 and February 27, 1999, respectively. Results for 2001 and 1999 include 52 weeks and results for 2000 include 53 weeks.

          During the year, a subsidiary changed its year-end from January 31 to March 3 to conform to the Company's year-end. This resulted in the subsidiary reporting 13 months of operations in 2001. This change does not have a material effect on the operating profit, earnings before provision for income taxes or net earnings.

     13.  Reclassifications

          Certain amounts in prior years have been reclassified to conform with classifications used in 2001.

          During the year, the Company changed its presentation of markdowns and promotional allowances from a selling expense to a reduction of sales in an effort to be consistent with industry-wide reporting practices. In addition, the reserve for markdowns and promotional allowances has been reclassified from accrued expenses to a reduction of accounts receivable. Previously reported amounts have been reclassified to conform with the current year's presentation. This change in presentation has no impact on operating profit, earnings before provision for income taxes or net earnings.

          The Company has adopted Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." In accordance with Issue 00-10, the Company has reclassified shipping and handling fees billed to customers of $620 and $685 in 2000 and 1999, respectively, to net sales from selling, general and administrative expenses. The costs associated with shipping goods to customers are immaterial and are included in cost of goods sold.

                   Nautica Enterprises, Inc. and Subsidiaries

               March 3, 2001, March 4, 2000 and February 27, 1999
                    (amounts in thousands, except share data)


NOTE B - SHORT-TERM INVESTMENTS

   The following summarizes short-term investments:

                                                  Gross unrealized
                                                --------------------     Market
                                      Cost       Gains       Losses      value
                                     -------    --------    --------    --------
MARCH 3, 2001
  REAL ESTATE INVESTMENT TRUSTS      $  5,202   $    345    $     (1)   $  5,546
                                     ========   ========    ========    ========

March 4, 2000
  Government and agency bonds           8,963       --          (153)      8,810
  Tax-exempt municipal bonds           13,595          8        (101)     13,502
  Corporate bonds                      11,588       --          (224)     11,364
                                     --------   --------    --------    --------

     Total debt securities             34,146          8        (478)     33,676

  Other                                   315       --          --           315
                                     --------   --------    --------    --------

                                     $ 34,461   $      8    $   (478)   $ 33,991
                                     ========   ========    ========    ========

     For 2001, 2000 and 1999, gross realized gains on securities totaled $268, $16 and $501, respectively. In 2001, 2000 and 1999, gross realized losses totaled $289, $296 and $125, respectively. The unrealized gain of $344 in 2001 and unrealized loss of $470 in 2000 are included in income. In 1999, the unrealized loss on available-for-sale securities of $58 (net of deferred tax of $23) was included in accumulated other comprehensive income
     (loss).


NOTE C - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are summarized as follows:

                                                            2001           2000
                                                          --------      --------
Land                                                      $    515      $    515
Buildings and improvements                                  11,771        11,771
Machinery, equipment and fixtures                          111,174        95,083
Leasehold improvements                                      27,936        21,907
Construction in progress                                    17,499           666
                                                          --------      --------

                                                           168,895       129,942
Accumulated depreciation and amortization                   67,534        48,268
                                                          --------      --------

                                                          $101,361      $ 81,674
                                                          ========      ========

                    Nautica Enterprises, Inc. and Subsidiaries

               March 3, 2001, March 4, 2000 and February 27, 1999
                    (amounts in thousands, except share data)



NOTE D - SHORT-TERM BORROWINGS

     As of March 3, 2001 and March 4, 2000, the Company had $150,000 in lines of credit with four commercial banks. Such lines of credit are available for short-term borrowings and letters of credit, collateralized by imported inventory and accounts receivable. At March 3, 2001, letters of credit outstanding under the lines were $58,644. At March 3, 2001 and March 4, 2000, there were no short-term borrowings outstanding.


NOTE E - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                                       2001             2000
                                                      ------           -----
    Payroll and other employee compensation          $14,649          $14,405
    Royalties                                          3,773            2,096
    Advertising and promotion                          2,136            1,002
    Accrued rent                                       2,228            2,862
    Other                                             14,827           10,194
                                                      ------           ------

                                                     $37,613          $30,559
                                                      ======           ======


NOTE F - STOCKHOLDERS' EQUITY

     During the year, the Board of Directors authorized the Company to repurchase up to 4,000,000 shares of its outstanding stock on the open market. Under this authorization and a previous authorization, the Company purchased 2,533,000 shares of its outstanding stock at a cost of $28,822 during 2001. During 2000, the Company purchased 3,368,000 shares under previous authorizations, at a cost of $39,058.

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

                   Nautica Enterprises, Inc. and Subsidiaries

               March 3, 2001, March 4, 2000 and February 27, 1999
                    (amounts in thousands, except share data)



NOTE G - COMMITMENTS AND CONTINGENCIES

     1. Leases

      The Company leases real property and equipment, under operating leases expiring at various dates through 2010. Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs. Rent expense amounted to approximately $15,122 in 2001, $11,889 in 2000 and $9,785 in 1999. At March 3, 2001, minimum rental commitments under noncancellable leases are as follows:

                 2002                                     $ 13,311
                 2003                                       12,355
                 2004                                       11,718
                 2005                                       11,027
                 2006                                       11,526
                 Thereafter                                 74,437
                                                           -------

                 Total minimum payments required          $134,374
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

                   Nautica Enterprises, Inc. and Subsidiaries

               March 3, 2001, March 4, 2000 and February 27, 1999
                    (amounts in thousands, except share data)



NOTE G (CONTINUED)

     3.   Executive Compensation

          In the event of a change in control of the Company as defined in the agreement, certain members of senior management have the right to receive a lump-sum payment upon termination of employment other than for cause or permanent disability or resignation for good reason within three years. Such payments are to be equal to the excess of (i) the product of 2.90 multiplied by the "base amount" as determined within the meaning of Section 280G of the Internal Revenue Code over
          (ii) the value on the date of the Change of Control Event of non-cash benefits as defined in the agreement. At March 3, 2001, the maximum amount payable, applicable to four individuals, would be approximately $12,824.

     4.   Concentrations

          In the normal course of business, the Company extends credit, on open account, to its retail store customers, after a credit analysis based on financial and other criteria. May Department Stores Company, Federated Department Stores, Inc. and Dillard Department Stores, Inc. accounted for approximately 25%, 19% and 16%, respectively, of sales in 2001, 23%, 18% and 17%, respectively, of sales in 2000 and 22%, 19% and 18%, respectively, of sales in 1999. The Company does not believe that this concentration of sales and credit risks represents a material risk of loss with respect to its financial position as of March 3, 2001.

     5.   Other

          The Company is subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of all such proceedings will not have a material adverse effect on the Company.

                   Nautica Enterprises, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               March 3, 2001, March 4, 2000 and February 27, 1999
                    (amounts in thousands, except share data)



NOTE H - INCOME TAXES

   Significant components of the Company's deferred taxes at March 3, 2001 and March 4, 2000 are as follows:

                                                        2001             2000
                                                       ------           -----
    Deferred tax assets (liabilities)
       Deferred compensation                         $  2,269          $ 2,290
       Allowance for doubtful accounts and sales
        discounts                                       2,299            1,582
       Capitalized inventory costs                      1,789            1,207
       Nondeductible accruals                           7,561            6,249
       Depreciation                                    (3,059)          (2,947)
                                                      -------           ------

                                                     $ 10,859          $ 8,381
                                                      =======           ======

    The provision for income taxes is comprised of the following:

                                         2001            2000             1999
                                        ------          ------           -----
    Current
       Federal                         $27,506         $26,187          $33,114
       State and local                   4,200           4,616            6,335
    Deferred                            (2,478)         (1,035)          (1,119)
                                        ------         -------          -------

                                       $29,228         $29,768          $38,330
                                        ======          ======           ======

                   Nautica Enterprises, Inc. and Subsidiaries

               March 3, 2001, March 4, 2000 and February 27, 1999
                    (amounts in thousands, except share data)



NOTE H (CONTINUED)

     The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements:

                                          2001           2000            1999
                                        ---------      ---------       ---------
                                         Percent        Percent         Percent
                                        of income      of income       of income
                                        ---------      ---------       ---------
    Computed "expected" provision
      for Federal income taxes             35.0%          35.0%          35.0%
    State taxes - net of Federal
      income tax benefit                    3.6            4.0            4.2
    Other                                    .2             .2             .3
                                         ------         ------         ------

    Actual provision for income taxes      38.8%          39.2%          39.5%
                                           ====           ====           ====


NOTE I - TRANSACTIONS WITH RELATED PARTIES

     The Company has the exclusive right to use, exploit and license others to so use and exploit the Nautica name and trademarks. The Executive Vice President of the Company receives 50% of the net royalties received by the Company with respect to the use of the Nautica name and trademarks. The Executive Vice President earned royalties of approximately $8,779, $5,748 and $5,281, in 2001, 2000 and 1999, respectively. In addition, the Executive Vice President is entitled to receive a design fee of up to 1.5% of the net sales of certain new products, which at March 3, 2001 and March 4, 2000, amounted to $1,203 and $1,014, respectively. At March 3, 2001 and March 4, 2000, the amount due to the Executive Vice President included in accrued expenses and other current liabilities was approximately $3,773 and $2,228, respectively. The Executive Vice President has the right of first refusal to purchase the Company's right and interests in the name "Nautica" in the event the Company abandons, sells or disposes of its interest in the name.

                   Nautica Enterprises, Inc. and Subsidiaries

               March 3, 2001, March 4, 2000 and February 27, 1999
                    (amounts in thousands, except share data)




NOTE J - MULTIEMPLOYER PENSION PLAN

     The Company contributed approximately $83, $56 and $100 in 2001, 2000 and 1999, respectively, to a multiemployer pension plan for employees covered under a collective bargaining agreement. The plan is not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Multiemployer Pension Plan Amendments Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plan terminates or the Company withdraws, the Company could be subject to a "withdrawal liability." As of March 3, 2001, the Company's share of unfunded vested benefits, if any, was not available from the plan's administrators.


NOTE K - PROFIT-SHARING RETIREMENT AND SAVINGS PLAN

     The Company has a contributory retirement savings plan (Section 401(k) of the Internal Revenue Code) for all full-time employees. Under the provisions of the plan, eligible employees are permitted to contribute up to 15% of their salary subject to specified limits. The plan provides for discretionary employer matching contributions not to exceed the lesser of 100% of the employee's contribution or 6% of the employee's compensation. The amount of Company contributions to the plan charged to expense was $318, $309 and $240 in 2001, 2000 and 1999, respectively.


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

     In general, options for the Company's common stock become exercisable over a five-year period from the grant date and expire ten years after the date of grant. Options for "Outside Directors" become exercisable over a two-year period from the grant date and expire ten years after the date of grant.

                   Nautica Enterprises, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               March 3, 2001, March 4, 2000 and February 27, 1999
                    (amounts in thousands, except share data)



NOTE L (CONTINUED)

     On July 1, 1987, the Company entered into an Option Agreement (the "Agreement") with its Executive Vice President. The Agreement granted the Executive Vice President the option to purchase up to an aggregate of 2,262,000 shares, subject to adjustments, of the Company's common stock at a purchase price of $.87 per share. The options shall expire 60 days after the earlier of (i) July 1, 2007, or (ii) 10 months following the date that the Executive Vice President of the Company ceases to be employed by the Company. During the year ended March 3, 2001, the Executive Vice President exercised 400,000 options. At March 3, 2001, 282,000 options exercisable at $.87 per share remain outstanding.

     For financial reporting purposes, the tax benefit resulting from compensation expense allowable for income tax purposes in excess of the expense recorded in the financial statements, amounting to $2,024, $188 and $1,075, during the years ended March 3, 2001, March 4, 2000 and February 27, 1999, respectively, has been credited to additional paid-in capital.

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans, which provide for granting of options with exercise prices equal to the fair market value of common stock at the date of grant, other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net earnings and net earnings per share would be reduced to the pro forma amounts as follows:

                                             2001          2000           1999
                                            ------        ------         -----
    Net earnings
       As reported                         $46,103       $46,163        $58,708
       Pro forma                            37,502        36,359         51,483

    Basic net earnings per share
       As reported                           $1.45         $1.33          $1.53
       Pro forma                              1.18          1.04           1.34

    Diluted net earnings per share
       As reported                           $1.39         $1.26          $1.45
       Pro forma                              1.15          1.00           1.27

                   Nautica Enterprises, Inc. and Subsidiaries

               March 3, 2001, March 4, 2000 and February 27, 1999
                    (amounts in thousands, except share data)




NOTE L (CONTINUED)

   These pro forma amounts may not be representative of future disclosures because they do not take into account the effect of pro forma compensation expenses related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended March 3, 2001, March 4, 2000 and February 27, 1999, respectively: expected volatility of 44 percent, 50 percent and 55 percent; risk-free interest rates of 5.3 percent, 6.0 percent and 5.8 percent; and expected lives of seven years.

   The table below summarizes the activity in the plans:

                                     2001                   2000                  1999
                            ---------------------   --------------------   ----------------------
                                        Weighted-              Weighted-               Weighted-
                                        average                average                  average
                                        exercise               exercise                 exercise
                              Shares     price       Shares      price       Shares      price
                              ------     -----       ------      -----       ------      -----
     Outstanding at
       beginning of year    5,734,000    $15.02     4,316,000    $16.45     3,562,000     $13.97


     Granted                  390,000     14.99     1,812,000     11.47       945,000      25.04
     Exercised               (233,000)     8.15       (92,000)     6.15      (168,000)      6.70
     Cancelled               (265,000)    15.48      (302,000)    23.25       (23,000)     24.91
                            ----------              ----------

     Outstanding at
      end of year           5,626,000     15.28     5,734,000     15.02     4,316,000      16.45
                            =========               =========               =========

     Exercisable at
      end of year           3,109,000     14.31     2,684,000     13.51     2,040,000      10.32
                            =========               =========               =========

     Weighted-average
      fair value of
      options granted
      during the year                      8.07                    6.80                    11.13

                   Nautica Enterprises, Inc. and Subsidiaries

               March 3, 2001, March 4, 2000 and February 27, 1999
                    (amounts in thousands, except share data)



NOTE L (CONTINUED)

     The following table summarizes information concerning currently outstanding and exercisable stock options at March 3, 2001:

                                      Options outstanding                  Options exercisable
                          ------------------------------------------     ------------------------
                                          Weighted-
                                           average        Weighted-                    Weighted-
                                          remaining        average                      average
         Range of             Number     contractual      exercise         Number       exercise
      exercise prices      outstanding      life            price        exercisable     price
      ---------------     ------------   ----------      -----------     -----------   ---------
     $ 1.49 - $ 4.45         622,000          1.60         $  3.63          622,000      $  3.63
       6.22 -  16.81       2,796,000          7.00           11.18        1,173,000         9.79
      18.56 -  25.31       2,208,000          6.15           23.75        1,314,000        23.41
                           ---------                                      ---------

                           5,626,000                                      3,109,000
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

     The Company has the following two reportable segments: Wholesale and Retail. The Wholesale segment designs, markets, sources and distributes sportswear, activewear, outerwear, a jeans collection, a tailored clothing collection, robes and sleepwear for men and a jeans collection, robes and sleepwear for women to retail store customers. The Retail segment sells men's apparel and other Nautica-branded products primarily through retail store locations directly to consumers.

     The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit is based on earnings before provision for income taxes. The reportable segments are distinct business units, separately managed with different distribution channels. The following information about the two segments is as of March 3, 2001 and for each of the three years in the period then ended:

                   Nautica Enterprises, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               March 3, 2001, March 4, 2000 and February 27, 1999
                    (amounts in thousands, except share data)



NOTE M (CONTINUED)

                                                                                              All          Corporate/
                                                          Wholesale         Retail           other        eliminations       Totals
                                                          ---------        --------        --------       ------------      --------
March 3, 2001
  Net sales from external customers                        $475,185        $152,546        $   --          $   --           $627,731
  Segment operating profit (loss)                            50,477          20,391           9,314          (7,770)          72,412
  Segment assets                                            251,446          49,740          11,185          65,935          378,306
  Depreciation expense                                       18,371           1,857             517           1,280           22,025
  Capital expenditures                                       27,006           9,287             787           4,632           41,712


March 4, 2000
  Net sales from external customers                        $426,927        $137,765            $196        $   --           $564,888
  Segment operating profit (loss)                            58,522          19,644           3,437          (7,739)          73,864
  Segment assets                                            204,573          37,580           9,281          81,679          333,113
  Depreciation expense                                       13,804           1,340             397             597           16,138
  Capital expenditures                                       28,128           3,122             148           1,891           33,289


February 27, 1999
  Net sales from external customers                        $384,809        $124,319        $   --          $   --           $509,128
  Segment operating profit (loss)                            67,493          24,694           5,281          (4,851)          92,617
  Segment assets                                            175,527          43,937          10,295          89,545          319,304
  Depreciation expense                                       10,525             919             276             254           11,974
  Capital expenditures                                       16,741           1,888             500           1,095           20,224



     Net sales from external customers represent sales in the United States, except for foreign sales of $14,362, $7,392 and $9,378 in 2001, 2000 and 1999, respectively.

     In the Corporate/eliminations column, the segment assets primarily consist of the Company's cash and investment portfolio and the segment operating profit (loss) consists of corporate overhead expenses.

                   Nautica Enterprises, Inc. and Subsidiaries

               March 3, 2001, March 4, 2000 and February 27, 1999
                    (amounts in thousands, except share data)




 NOTE N - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          June 3              September 2           December 2              March 3
                                                        ----------            ----------            ----------            ----------
2001
  NET SALES                                               $121,274              $169,625              $178,628              $158,204
  GROSS PROFIT                                              50,136                69,952                74,231                66,241
  NET EARNINGS                                               3,094                13,412                16,515                13,082
  NET EARNINGS PER SHARE OF COMMON STOCK:
     BASIC                                                    $.09                  $.43                  $.52                  $.41
     DILUTED                                                   .09                   .41                   .50                   .39
  WEIGHTED-AVERAGE NUMBER
    OF COMMON SHARES OUTSTANDING:
     BASIC                                              32,627,000            31,415,000            31,655,000            31,676,000
     DILUTED                                            34,040,000            32,538,000            32,948,000            33,403,000




                                                          May 29               August 28            November 27            March 4
                                                          ------               ---------            -----------            -------
2000
  Net sales                                                $99,393              $152,384              $170,101              $143,010
  Gross profit                                              41,404                64,775                73,039                61,783
  Net earnings                                               4,364                14,024                17,707                10,068
  Net earnings per share of common stock:
     Basic                                                    $.12                  $.41                  $.51                  $.29
     Diluted                                                   .12                   .38                   .48                   .28
  Weighted-average number
    of common shares outstanding:
     Basic                                              35,405,000            34,599,000            34,624,000            34,594,000
     Diluted                                            37,181,000            36,745,000            36,579,000            35,876,000

                   Nautica Enterprises, Inc. and Subsidiaries

               March 3, 2001, March 4, 2000 and February 27, 1999
                    (amounts in thousands, except share data)



NOTE O - SUBSEQUENT EVENTS (UNAUDITED)

     On April 2, 2001, the Company terminated its license agreement with Hampton Industries, Inc. to market Nautica Childrenswear, and assumed its operations. The Company made a payment of approximately $6,059 for the purchase of inventory and certain other assets related to the Nautica Childrenswear business, and agreed to forgive specific royalties and other expenses associated with the license agreement. Hampton Industries, Inc. will continue to perform distribution and logistics functions for the Company, for a period of time.

     On April 30, 2001, the Company purchased substantially all of the assets and assumed certain liabilities of Earl Jean, Inc. ("Earl Jean"), a privately held corporation. Earl Jean is a leading designer, manufacturer, wholesaler, retailer and marketer of luxury women's jeanswear and related apparel. The purchase price is $45,000 in cash and 1,122,271 shares of the Company's restricted common stock. Furthermore, additional consideration of up to $21,000 in cash may be earned if certain performance standards are met in 2003-2012. The acquisition will be accounted for under the purchase method of accounting for business combinations and the results of operations of Earl Jean will be recorded from the date of acquisition. The purchase price plus acquisition expenses will be allocated to Earl Jean's assets and liabilities based on their fair value. The excess of the purchase price over the fair value of the net assets acquired of approximately $60,000 will be amortized on a straight-line basis over twenty years.

                    Nautica Enterprises, Inc. and Subsidiaries

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (amounts in thousands)


         Column A                                                Column B          Column C               Column D       Column E
         --------                                                --------          --------               --------       --------
                                                                                   Additions
                                                                                  ----------
                                                                                (1)          (2)
                                                                                          Charged to
                                                                Balance at   Charged to     other                         Balance at
                                                                beginning    costs and     accounts -     Deductions -      end of
         Description                                             of year      expenses     describe       describe (a)       year
         -----------                                            ---------    ----------   ----------      ----------        ------
YEAR ENDED MARCH 3, 2001
  RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY
   ALLOWANCE FOR BAD DEBTS                                          $4,021        $1,451                                    $5,472
   ALLOWANCE FOR SALES RETURNS AND DISCOUNTS                        $5,025                                      $492        $4,533

Year ended March 4, 2000
  Reserves deducted from assets to which they apply
   Allowance for bad debts                                          $2,597        $1,424                                    $4,021
   Allowance for sales returns and discounts                        $3,043        $1,982                                    $5,025

Year ended February 27, 1999
  Reserves deducted from assets to which they apply
   Allowance for bad debts                                          $2,066        $  531                                    $2,597
   Allowance for sales returns and discounts                        $3,670                                      $627        $3,043



(a) Accounts written off as uncollectible, net of recoveries and actual returns processed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NAUTICA ENTERPRISES, INC.
                                                (Registrant)



                                                By: /s/ Harvey Sanders
                                                    ----------------------------
                                                      Harvey Sanders
                                                      Chairman (May 29, 2001)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                         Title                              Date
      ----                         -----                              ----
/s/ Harvey Sanders               Chairman, President                May 29, 2001
------------------------------   Chief Executive Officer
Harvey Sanders                   (Principal Executive
                                 Officer)
                                 and Director




/s/ David Chu                    Executive Vice President           May 29, 2001
------------------------------   and Director
David Chu




/s/ Wayne Marino                 Chief Financial Officer            May 29, 2001
------------------------         (Principal Financial
Wayne Marino                     Officer)




/s/ Lainie Goldstein             Corporate Vice President -         May 29, 2001
------------------------------   Financial Controller
Lainie Goldstein                 (Principal Accounting
                                 Officer)




/s/ Robert B. Bank               Director                           May 29, 2001
------------------------------
Robert B. Bank




/s/ George Greenberg             Director                           May 29, 2001
------------------------------
George Greenberg


      Name                         Title                              Date
      ----                         -----                              ----
/s/ Israel Rosenzweig            Director                           May 29, 2001
------------------------------
Israel Rosenzweig




/s/ John Varvatos                Director                           May 29, 2001
------------------------------
John Varvatos




/s/ Ronald G. Weiner             Director                           May 29, 2001
------------------------------
Ronald G. Weiner
