Form 10-Q
period 2001-06-02
NAUTICA ENTERPRISES INC
filed 2001-07-17
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                    FORM 10-Q

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 2, 2001 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of Common Stock outstanding as of July 17, 2001 was 33,172,690.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                                  JUNE 2, 2001
                                   (unaudited)


                                      INDEX

                                                                                          Page No.
Part I - Financial Information:

           Item 1.  Financial Statements (unaudited):

             Condensed Consolidated Balance Sheets
             As at June 2, 2001 and March 3, 2001 ......................................     2


             Condensed Consolidated Statements of Earnings
             For the Three Month Periods Ended
               June 2, 2001 and June 3, 2000 ...........................................     3


             Condensed Consolidated Statements of Cash Flows
             For the Three Month Periods Ended
               June 2, 2001 and June 3, 2000 ...........................................     4

           Notes to Condensed Consolidated Financial Statements ........................     5

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations .......................     9

           Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........    12


Part II - Other Information ............................................................    13

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share data)


                                                                               (unaudited)
                                                                               June 2, 2001       March 3, 2001
                                                                               ------------       -------------
    ASSETS

Current assets:
  Cash and cash equivalents                                                     $  10,347           $  36,674
  Short-term investments                                                            5,773               5,546
  Accounts receivable - net                                                        87,500             105,269
  Inventories                                                                     124,936              98,021
  Prepaid expenses and other current assets                                        10,227               7,477
  Deferred tax benefit                                                             10,859              10,859
                                                                                ---------           ---------
                    Total current assets                                          249,642             263,846

Property, plant and equipment - net of
  accumulated depreciation and amortization                                       114,959             101,361

Goodwill, net of accumulated amortization                                          68,429               5,243

Other assets                                                                       10,009               7,856
                                                                                ---------           ---------
                                                                                $ 443,039           $ 378,306
                                                                                =========           =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                 $  35,000           $      --
  Accounts payable - trade                                                         48,666              43,881
  Accrued expenses and other current liabilities                                   39,546              37,613
  Income taxes payable                                                             11,292              11,548
                                                                                ---------           ---------
                    Total current liabilities                                     134,504              93,042



Stockholders' equity:
  Preferred stock - par value $.01; authorized,
    2,000,000 shares; no shares issued                                                 --                  --
  Common stock - par value $.10; authorized,
    100,000,000 shares; issued 44,620,000 shares
    at June 2, 2001 and 43,329,000 shares at
    March 3, 2001                                                                   4,463               4,333
  Additional paid-in capital                                                       91,734              71,766
  Retained earnings                                                               371,321             368,148
                                                                                ---------           ---------
                                                                                  467,518             444,247
  Less:
  Common stock in treasury - at cost;
    11,498,000 shares at June 2, 2001
    and March 3, 2001                                                            (158,983)           (158,983)
                                                                                ---------           ---------
                    Total stockholders' equity                                    308,535             285,264
                                                                                ---------           ---------
                                                                                $ 443,039           $ 378,306
                                                                                =========           =========

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   (amounts in thousands, except share data)

                                                                                           (unaudited)
                                                                               Three Months           Three Months
                                                                                   Ended                  Ended
                                                                               June 2, 2001           June 3, 2000
                                                                               ------------           ------------
Net sales                                                                      $    135,190           $    121,274
Cost of goods sold                                                                   77,429                 71,138
                                                                               ------------           ------------
  Gross profit                                                                       57,761                 50,136

Selling, general  and administrative expenses                                        55,277                 47,425
Net royalty income                                                                   (2,345)                (1,787)
                                                                               ------------           ------------
  Operating profit                                                                    4,829                  4,498

Investment income, net                                                                  272                    558
                                                                               ------------           ------------

Earnings before provision for income taxes                                            5,101                  5,056

Provision for income taxes                                                            1,928                  1,962
                                                                               ------------           ------------

NET EARNINGS                                                                   $      3,173           $      3,094
                                                                               ============           ============

Net earnings per share of common stock:
  Basic                                                                        $       0.10           $       0.09
                                                                               ============           ============
  Diluted                                                                      $       0.09           $       0.09
                                                                               ============           ============

Weighted average number of common shares outstanding:
  Basic                                                                          32,259,000             32,627,000
                                                                               ============           ============
  Diluted                                                                        34,025,000             34,040,000
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

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                                               (unaudited)
                                                                                     Three Months       Three Months
                                                                                         Ended              Ended
                                                                                     June 2, 2001       June 3, 2000
                                                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                         $    3,173         $    3,094
                                                                                     ----------         ----------
Adjustments to reconcile net earnings to net cash provided by operating activities:
    Deferred income taxes                                                                    --                 --
    Depreciation and amortization                                                         6,104              5,561
    (Recovery) provision for bad debts                                                   (1,451)               277
    Changes in operating assets and liabilities net of acquisitions
       Short-term investments                                                              (227)               (63)
       Accounts receivable                                                               23,190             21,597
       Inventories                                                                      (16,727)           (13,247)
       Prepaid expenses and other current assets                                         (2,726)            (2,285)
       Other assets                                                                      (2,125)            (1,864)
       Accounts payable - trade                                                           2,870             12,242
       Accrued expenses and other current liabilities                                    (3,875)             1,668
       Income taxes payable                                                                (256)            (1,954)
                                                                                     ----------         ----------
Total adjustments                                                                         4,777             21,932
                                                                                     ----------         ----------
Net cash provided by operating activities                                                 7,950             25,026
                                                                                     ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for purchase of Earl Jean, Inc.                                               (46,749)                --
  Payment for purchase of childrenswear business                                         (6,681)                --
  Purchase of property, plant and equipment                                             (17,479)            (5,041)
                                                                                     ----------         ----------
Net cash (used in) investing activities                                                 (70,909)            (5,041)
                                                                                     ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                                            35,000                 --
  Purchase of treasury stock                                                                 --            (27,592)
  Proceeds from issuance of common stock                                                  1,632                 49
                                                                                     ----------         ----------
Net cash provided by (used in) financing activities                                      36,632            (27,543)
                                                                                     ----------         ----------

Decrease in cash and cash equivalents                                                   (26,327)            (7,558)

Cash and cash equivalents at beginning of period                                         36,674             27,143
                                                                                     ----------         ----------

Cash and cash equivalents at end of period                                           $   10,347         $   19,585
                                                                                     ==========         ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes                                       $    2,198         $    4,076
                                                                                     ==========         ==========


The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 2, 2001
                                   (unaudited)
                    (amounts in thousands, except share data)


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


NOTE 2 -          The results of operations for the three-month period ended
            June 2, 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE 3 -          Certain amounts in the prior year period have been
            reclassified to conform with classifications used at June 2, 2001.


NOTE 4 -          The Company utilized the last-in, first-out "LIFO" method for certain wholesale inventories as at June 2, 2001 and March 3, 2001 and for the three-month periods ended June 2, 2001 and June 3, 2000. The "LIFO" inventory for the three-month periods ended June 2, 2001 and June 3, 2000 are based upon end of year estimates. Inventories at June 2, 2001 and March 3, 2001 consist primarily of finished goods.


NOTE 5 -          As of June 2, 2001 and March 3, 2001, the Company had $175,000
            and $150,000, respectively, in lines of credit with four commercial banks. Such lines of credit are available for short-term borrowings and letters of credit, collateralized by imported inventory and accounts receivable. At June 2, 2001 and March 3, 2001, letters of credit outstanding under the lines were $95,400 and $58,600, respectively. At June 2, 2001, there was $35,000 of short-term borrowings outstanding.


NOTE 6 -          Basic net earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted net earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of options which are convertible into common shares. Options which were excluded from the calculation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be anti-dilutive, were 2,198,900 and 2,375,450 during the three months ended June 2, 2001 and June 3, 2000, respectively.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  JUNE 2, 2001
                                   (unaudited)
                    (amounts in thousands, except share data)


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

                  The Company has the following two reportable segments:
            Wholesale and Retail. The Wholesale segment designs, markets, sources and distributes sportswear, activewear, outerwear, a jeans collection, a tailored clothing collection, robes and sleepwear for men, and a jeans collection, robes and sleepwear for women, to retail store customers. The Retail segment sells men's and women's apparel and other Nautica-branded products primarily through retail store locations directly to consumers.

                  The reportable segments are distinct business units,
            separately managed with different distribution channels.

                                                                                All      Corporate/
                                                       Wholesale    Retail     other    eliminations    Totals
                                                       ---------    -------   ------    ------------   --------
            FOR THE THREE MONTHS ENDED
            JUNE 2, 2001
            Net sales                                   $105,017    $30,173   $   --      $     --     $135,190
            Segment operating profit (loss)                2,256      2,393    2,344        (2,164)       4,829
            Segment assets                               322,962     69,201    8,687        42,189      443,039
            Depreciation expense                           4,706        330      107           513        5,656
            Capital expenditures                          11,095      5,193       --         1,191       17,479

            FOR THE THREE MONTHS ENDED
            JUNE 3, 2000
            Net sales                                   $ 94,338    $26,936   $   --      $     --     $121,274
            Segment operating profit (loss)                3,112      2,218    2,342        (3,174)       4,498
            Segment assets                               193,419     41,147    7,469        78,586      320,621
            Depreciation expense                           4,384        379      146           359        5,268
            Capital expenditures                           3,969        389        5           678        5,041


                  Net sales from external customers represent sales in the
            United States, except for foreign sales of $1,970 and $787 for the three months ended June 2, 2001 and June 3, 2000, respectively.

                  In the Corporate/eliminations column, the segment assets
            primarily consist of the Company's cash and investment portfolio and the segment operating profit (loss) consists of corporate overhead expenses.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  JUNE 2, 2001
                                   (unaudited)
                    (amounts in thousands, except share data)

NOTE 8 -          During the three months ended June 2, 2001, the Company's
            licensing unit terminated its license agreement with Hampton Industries, Inc. ("Hampton") to market Nautica childrenswear, and established a new business unit to assume certain of its operations. The Company made a payment to Hampton of approximately $6,681 for the purchase of inventory and certain other assets related to the Nautica childrenswear business, and agreed to forgive specific royalties and other expenses associated with the license agreement contingent upon Hampton satisfactorily performing certain distribution and logistics functions for the Company, for a period of time.

NOTE 9 -          On April 30, 2001, the Company, through a wholly-owned
            subsidiary, acquired substantially all of the assets and assumed certain liabilities of Earl Jean, Inc. ("Earl Jean"), a privately held corporation. Earl Jean is a leading designer, manufacturer, wholesaler, retailer and marketer of luxury women's jeanswear and related apparel. The purchase price was $45,000 in cash, 1,122,271 newly issued shares of the Company's restricted common stock (valued at $18,466) and an additional cash payment of approximately $1,800 for excess working capital. Furthermore, additional consideration of up to $21,000 in cash may be earned if certain performance standards are met during fiscal 2003-2012. The source of the cash consideration was a combination of general corporate funds and short-term borrowings from under the Company's existing line of credit made in the ordinary course of business with certain banks. The acquisition was accounted for under the purchase method of accounting for business combinations and the results of operations of Earl Jean have been recorded from the date of acquisition. The purchase price plus acquisition expenses were allocated to Earl Jean's assets and liabilities based on their estimated fair value. The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $60,000 is being amortized on a straight-line basis over twenty years.

                  At June 2, 2001, the Company was still compiling certain
            information required to complete the allocation of the purchase price of Earl Jean. Further adjustments may arise as a result of the finalization of the ongoing review.

                  The following unaudited pro forma condensed results of
            operations reflect the acquisition of Earl Jean as if it had occurred on March 4, 2001 and March 5, 2000, respectively. The revenues and results of operations included in the following pro forma unaudited condensed statements of operations is not necessarily considered indicative of the results of operations for the periods specified had the transaction actually been completed at the beginning of the period.


                                                                                (unaudited)
                                                                      Three Months      Three Months
                                                                          Ended             Ended
                                                                      June 2, 2001      June 3, 2000
                                                                      ------------      ------------
            Pro forma net sales                                       $   141,326       $   129,244
            Pro forma net earnings                                          4,172             3,673
            Pro forma net earning per share of common stock:
               Basic                                                  $       .13       $       .11
               Diluted                                                        .12               .10

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  JUNE 2, 2001
                                   (unaudited)
                    (amounts in thousands, except share data)


NOTE 10 -         A supplemental schedule of non-cash investing and financing activities to the Company's Statement of Cash Flows is presented below.

                  The Company acquired substantially all of the assets of Earl
            Jean for $46,749 in cash, including acquisition expenses, and $18,466 in common stock. In conjunction with the acquisition, liabilities were assumed as follows:

                     Fair value of assets acquired            $ 69,363
                     Cash paid                                 (46,749)
                     Common stock issued                       (18,466)
                     Amount due seller                         ( 1,800)
                                                              --------
                     Liabilities assumed                      $  2,348
                                                              ========


NOTE 11 -         In April 2001, the Financial Accounting Standards Board's
            Emerging Issues Task Force reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. While the impact of this consensus on the Company's consolidated financial statements is still being evaluated, it is expected to only impact revenue and expense classifications and not change reported net income. In accordance with the consensus reached, the Company will adopt the required accounting beginning in the first quarter of the year ending March 3, 2003.

                  In May 2001, the Financial Accounting Standards Board
            established a transition provision in association with their review of accounting standards relating to business combinations previously issued within the Exposure Drafts, "Business Combinations and Intangible Assets" in 1999 and subsequently reissued in February 2001 as "Business Combinations and Intangible Assets - Accounting for Goodwill." Among other rules stated within the transition provision, non-calendar year end companies with a year end after December 15, 2001 will be required to continue to amortize goodwill and other related intangible assets until the beginning of their fiscal year that begins in 2002. At the transition date, goodwill will no longer be amortized, but will be tested for impairment annually, and any impairment charge resulting from the initial application of the new rules will be classified as a cumulative change in accounting principle. The Company is currently reviewing the proposed literature and will assess any potential impact of the final statement when it is issued in late July 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended June 2, 2001:

         Net sales increased 11.5% to $135.2 million in the three months ended June 2, 2001 from $121.3 million in the comparable prior year period. The increase in sales is due primarily to increased unit volume rather than price increases. The reported sales reflect an 11.3% increase in the Wholesale segment to $105.0 million from $94.3 million and a 12.0% increase in the Retail segment to $30.2 million from $26.9 million. The growth in the Wholesale segment was driven by sales in certain new product lines, including Earl Jean, Nautica Childrenswear, John Varvatos and Nautica Women's Jeans and was offset in part by the discontinuation of the Nautica Sport Tech ("NST") brand. Excluding NST brand products for the three months of both the current and prior year periods, Wholesale segment sales would have increased 15.1%. The overall Retail segment sales increase is primarily a result of sales from twelve new outlet stores and two full-price stores opened since the first quarter of last year. Same store sales for the quarter were down slightly from the comparable prior year period, reflecting the difficult retail environment and reduced customer traffic this Spring season.

         Gross profit for the period was 42.7% compared to 41.3% in the comparable prior year period. The increase is due primarily to a concerted effort from the Company's operating teams to better source the products, and the impact of higher margins on certain new product lines, such as Earl Jean.

         Selling, general and administrative expenses ("SG&A") increased by $7.9 million to $55.3 million in Fiscal 2002 from $47.4 million in Fiscal 2001. SG&A expenses as a percentage of net sales increased to 40.9% in Fiscal 2002 from 39.1% in Fiscal 2001. The increase in the percentage of net sales is principally due to increased costs associated with the continued construction of the Company's new distribution facility which, once functional, will reduce the cost to store, process and ship inventory. Additionally, costs associated with the introduction of the Company's new icon and integration of new businesses contributed to the increase.

         Net royalty income increased by $.5 million to $2.3 million from $1.8 million in the comparable prior year period. The increase is primarily due to the recognition of a settlement from the termination of the men's footwear license. In addition, part of the increase was a result of the strength in men's fragrance, eyewear and home products. The increase was offset, in part, by the termination of the childrenswear license, as the Company assumed operations of the Nautica childrenswear business internally during the current year period.

         Investment income decreased to $.3 million from $.6 million in the comparable prior year period. The decrease is due to lower average cash balances as a result of the cash paid for the acquisition of Earl Jean. Increased inventory levels and working capital needs, particularly to support the Company's new businesses, also contributed to the lower average cash balances.

         The provision for income taxes decreased to 37.8% from 38.8% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the effective state income tax rates.

         Net earnings of $3.2 million were comparable to $3.1 million in the prior year period as a result of the factors discussed above. Looking ahead, the Company is refining its expansion strategy in Europe to focus its efforts on core markets and scale back operations in less profitable countries, the result of which may be a charge to earnings of approximately $.04 - $.05 per share in the second quarter of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the three months ended June 2, 2001, the Company generated cash from operating activities of $8.0 million principally from net earnings. The increase in inventory of $16.7 million, to support increased sales levels, was financed principally by cash generated from net earnings and a decrease of $23.2 million in accounts receivable. Accounts receivable was 30.8% higher than the same period in the prior year due to increased sales from our new businesses and stores, and the timing of shipments, with a higher percentage occurring in the last part of the quarter. Inventory was 43.4% higher than the same period in the prior year due primarily to increased sales and the timing of merchandise received to support the new businesses and stores. During the three months ended June 3, 2000, the Company generated cash from operating activities of $25.1 million, principally from net earnings and higher cash receipts from increased sales in the fourth quarter of the prior year. The increase in inventory of $13.3 million, to support increased sales levels, was financed principally by cash generated from net earnings, increases in accounts payable-trade and a decrease in accounts receivable. Accounts receivable and inventory were higher than the same period in the prior year by 16.7% and 4.5%, respectively. These increases were related to sales increases.

         During the three months ended June 2, 2001, the Company's principal investing activities related primarily to the acquisitions of Earl Jean, Inc. and the Nautica childrenswear business, the purchase of property, plant and equipment for the Nautica in-store shop program, the continued construction of a new distribution facility and the completion of a new full-price retail store in New York's Rockefeller Plaza. The Company expects to continue to incur capital expenditures to expand the in-store shop program, and to open additional retail stores. The Company is currently evaluating various financing vehicles for the new distribution facility. At June 2, 2001, there were no other material commitments for capital expenditures.

         The Company has a total of $175.0 million in lines of credit with four commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by imported inventory and accounts receivable. At June 2, 2001 and March 3, 2001, letters of credit outstanding under the lines were $95.4 million and $58.6 million, respectively. At June 2, 2001, there was $35.0 million of short-term borrowings outstanding.

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

         In April 2001, the Financial Accounting Standards Board's Emerging Issues Task Force reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. While the impact of this consensus on the Company's consolidated financial statements is still being evaluated, it is expected to only impact revenue and expense classifications and not change reported net income. In accordance with the consensus reached, the Company will adopt the required accounting beginning in the first quarter of the year ending March 3, 2003.

         In May 2001, the Financial Accounting Standards Board established a transition provision in association with their review of accounting standards relating to business combinations previously issued within the Exposure Drafts, "Business Combinations and Intangible Assets" in 1999 and subsequently reissued in February 2001 as "Business Combinations and Intangible Assets - Accounting for Goodwill." Among other rules stated within the transition provision, non-calendar year end companies with a year end after December 15, 2001 will be required to continue to amortize goodwill and other related intangible assets until the beginning of their fiscal year that begins in 2002. At the transition date, goodwill will no longer be amortized, but will be tested for impairment annually, and any impairment charge resulting from the initial application of the new rules will be classified as a cumulative change in accounting principle. The Company is currently reviewing the proposed literature and will assess any potential impact of the final statement when it is issued in late July 2001.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
-----------------------------------------

         Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of authorized personnel constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company's actual results to differ materially from those described in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These factors and uncertainties include, among others: the risk that the businesses of the Company and Earl Jean will not be integrated successfully; the overall level of consumer spending on apparel; dependence on sales to a limited number of large department store customers; risks related to extending credit to customers; actions of existing or new competitors and changes in economic or political conditions in the markets where the Company sells or sources its products; risks associated with consolidations, restructuring and other ownership changes in the retail industry; changes in trends in the market segments in which the Company competes; risks associated with uncertainty relating to the Company's ability to launch, support and implement new product lines in the United States and Europe; effects of competition; changes in the costs of raw materials, labor and advertising; and, the ability to secure and protect trademarks and other intellectual property rights. These and other risks and uncertainties are disclosed from time to time in the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about interest rate risk

         The Company has no long-term debt, and finances capital needs through available capital, future earnings and bank lines of credit. The Company's exposure to market risk for changes in interest rates are primarily in its investment portfolio and short-term borrowings. The Company, pursuant to investing guidelines, mitigates exposure by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. During the three months ended June 2, 2001, the Company earned investment income of $.3 million. If interest rates had been 1% lower than they were during the period, investment income would have been $.1 million lower. The market risks associated with the investment portfolio exposure have not changed materially since March 3, 2001.

                                     PART II

                                OTHER INFORMATION


Items 1 through 9. - All items are inapplicable except:

Item 2.  Changes in Securities and Use of Proceeds

                  On April 30, 2001, the Company, through a wholly-owned subsidiary, acquired substantially all of the assets and assumed certain of the liabilities of Earl Jean, Inc. for a combination of cash consideration of $45,000,000, 1,122,271 shares of restricted common stock of the Company, a working capital adjustment of approximately $1,800,000 and up to $21,000,000 in contingent payments if certain performance targets are met between fiscal 2003 and 2012. The issuance of such shares was exempt from registration pursuant to the Company's reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

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


(b)      Reports on Form 8-K.

                 During the quarter ended June 2, 2001, the Company filed a Current Report on Form 8-K dated April 30, 2001, in which the Company announced the acquisition, through a wholly-owned subsidiary, of substantially all of the assets of Earl Jean, Inc.

\                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      NAUTICA ENTERPRISES, INC.


                                               By: s/ Harvey Sanders
                                                   -----------------------------
                                                   Harvey Sanders
                                                      Chairman of the Board
                                                      and President

Date:  July 17, 2001
       -------------


                                               By: s/ Wayne A. Marino
                                                   -----------------------------
                                                   Wayne A. Marino
                                                   Chief Financial Officer

Date:  July 17, 2001
       -------------


                                               By: s/ Lainie J. Goldstein
                                                   -----------------------------
                                                   Lainie J. Goldstein
                                                      Corporate Vice President -
                                                      Financial Controller

Date:  July 17, 2001
       -------------