Form 10-Q/A
period 2001-06-02
NAUTICA ENTERPRISES INC
filed 2001-07-20
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                 FORM 10-Q/A

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

                                  JUNE 2, 2001
                                   (unaudited)


Explanatory Note:

     This Amendment to Form 10-Q for the quarterly period ended June 2, 2001 corrects Part I - Item 1: Condensed Consolidated Statements of Cash Flows to correctly reflect the presentation of "Provision for bad debts" and "Changes in accounts receivable" under Cash Flows From Operating Activities. The corrected presentation has no effect on the "Net cash provided by operating activities" in such Condensed Consolidated Statements of Cash Flows. In addition, the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I - Item 2 has been corrected to reflect such presentation. Except as set forth above, no other changes were made to the Form 10-Q for the quarterly period ended June 2, 2001.


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

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                                               (unaudited)
                                                                                     Three Months       Three Months
                                                                                         Ended              Ended
                                                                                     June 2, 2001       June 3, 2000
                                                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                         $    3,173         $    3,094
                                                                                     ----------         ----------
Adjustments to reconcile net earnings to net cash provided by operating activities:
    Deferred income taxes                                                                    --                 --
    Depreciation and amortization                                                         6,104              5,561
    Provision for bad debts                                                                 304                352
    Changes in operating assets and liabilities net of acquisitions
       Short-term investments                                                              (227)               (63)
       Accounts receivable                                                               21,435             21,522
       Inventories                                                                      (16,727)           (13,247)
       Prepaid expenses and other current assets                                         (2,726)            (2,285)
       Other assets                                                                      (2,125)            (1,864)
       Accounts payable - trade                                                           2,870             12,242
       Accrued expenses and other current liabilities                                    (3,875)             1,668
       Income taxes payable                                                                (256)            (1,954)
                                                                                     ----------         ----------
Total adjustments                                                                         4,777             21,932
                                                                                     ----------         ----------
Net cash provided by operating activities                                                 7,950             25,026
                                                                                     ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for purchase of Earl Jean, Inc.                                               (46,749)                --
  Payment for purchase of childrenswear business                                         (6,681)                --
  Purchase of property, plant and equipment                                             (17,479)            (5,041)
                                                                                     ----------         ----------
Net cash (used in) investing activities                                                 (70,909)            (5,041)
                                                                                     ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                                            35,000                 --
  Purchase of treasury stock                                                                 --            (27,592)
  Proceeds from issuance of common stock                                                  1,632                 49
                                                                                     ----------         ----------
Net cash provided by (used in) financing activities                                      36,632            (27,543)
                                                                                     ----------         ----------

Decrease in cash and cash equivalents                                                   (26,327)            (7,558)

Cash and cash equivalents at beginning of period                                         36,674             27,143
                                                                                     ----------         ----------

Cash and cash equivalents at end of period                                           $   10,347         $   19,585
                                                                                     ==========         ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes                                       $    2,198         $    4,076
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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the three months ended June 2, 2001, the Company generated cash from operating activities of $8.0 million principally from net earnings. The increase in inventory of $16.7 million, to support increased sales levels, was financed principally by cash generated from net earnings and a decrease of $21.4 million in accounts receivable. Accounts receivable was 30.8% higher than the same period in the prior year due to increased sales from our new businesses and stores, and the timing of shipments, with a higher percentage occurring in the last part of the quarter. Inventory was 43.4% higher than the same period in the prior year due primarily to increased sales and the timing of merchandise received to support the new businesses and stores. During the three months ended June 3, 2000, the Company generated cash from operating activities of $25.1 million, principally from net earnings and higher cash receipts from increased sales in the fourth quarter of the prior year. The increase in inventory of $13.3 million, to support increased sales levels, was financed principally by cash generated from net earnings, increases in accounts payable-trade and a decrease in accounts receivable. Accounts receivable and inventory were higher than the same period in the prior year by 16.7% and 4.5%, respectively. These increases were related to sales increases.

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

Date:  July 20, 2001
       -------------


                                               By: s/ Wayne A. Marino
                                                   -----------------------------
                                                   Wayne A. Marino
                                                   Chief Financial Officer

Date:  July 20, 2001
       -------------