Form 10-Q
period 2001-09-01
NAUTICA ENTERPRISES INC
filed 2001-10-15
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 1, 2001 or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

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

Yes      No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of Common Stock outstanding as of October 15, 2001 was 33,174,490.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                                SEPTEMBER 1, 2001
                                   (unaudited)

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I - Financial Information:

         Item 1.  Financial Statements (unaudited):

           Condensed Consolidated Balance Sheets
           As at September 1, 2001 and March 3, 2001...........................2


           Condensed Consolidated Statements of Earnings
           For the Six and Three Month Periods Ended
           September 1, 2001 and September 2, 2000.............................3


           Condensed Consolidated Statements of Cash Flows
           For the Six Month Periods Ended
           September 1, 2001 and September 2, 2000.............................4

           Notes to Condensed Consolidated Financial Statements................5

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations................10


         Item 3. Quantitative and Qualitative Disclosures About Market Risk...14


Part II - Other Information:

         Item 4. Submission of Matters to a Vote of Security-Holders..........15

         Item 6. Exhibits and Reports on Form 8-K.............................15

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)

          ASSETS                                                   (unaudited)
                                                                September 1, 2001       March 3, 2001
                                                                    ---------             ---------
Current assets:
  Cash and cash equivalents                                         $   1,177             $  36,674
  Short-term investments                                                6,082                 5,546
  Accounts receivable - net                                           128,055               105,269
  Inventories                                                         144,831                98,021
  Prepaid expenses and other current assets                             6,889                 7,477
  Deferred tax benefit                                                 10,859                10,859
                                                                    ---------             ---------
                              Total current assets                    297,893               263,846

Property, plant and equipment - net of
  accumulated depreciation and amortization                           119,636               101,361

Goodwill, net of accumulated amortization                              67,558                 5,243

Other assets                                                           10,500                 7,856
                                                                    ---------             ---------

                                                                    $ 495,587             $ 378,306
                                                                    =========             =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                              $     754             $      --
  Notes payable                                                        52,500                    --
  Accounts payable - trade                                             57,930                43,881
  Accrued expenses and other current liabilities                       38,848                37,613
  Income taxes payable                                                 14,971                11,548
                                                                    ---------             ---------
                              Total current liabilities               165,003                93,042

Long-term debt - net                                                   12,746                    --

Stockholders' equity:
  Preferred stock - par value $.01; authorized,
    2,000,000 shares; no shares issued                                     --                    --
  Common stock - par value $.10; authorized,
    100,000,000 shares; issued 44,672,000 shares
    at September 1, 2001 and 43,329,000 shares at
    March 3, 2001                                                       4,468                 4,333
  Additional paid-in capital                                           92,136                71,766
  Retained earnings                                                   380,217               368,148
                                                                    ---------             ---------
                                                                      476,821               444,247
  Less:
  Common stock in treasury - at cost;
    11,498,000 shares at September 1, 2001
    and March 3, 2001                                                (158,983)             (158,983)
                                                                    ---------             ---------
                              Total stockholders' equity              317,838               285,264
                                                                    ---------             ---------

                                                                    $ 495,587             $ 378,306
                                                                    =========             =========

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (amounts in thousands, except share data)

                                                                   (unaudited)                             (unaudited)
                                                         -------------------------------         -------------------------------
                                                         Six Months           Six Months         Three Months        Three Months
                                                            Ended                Ended              Ended               Ended
                                                      September 1, 2001   September 2, 2000    September 1, 2001  September 2, 2000
                                                         -----------         -----------         -----------         -----------
Net sales                                                $   334,446         $   290,899         $   199,256         $   169,625
Cost of goods sold                                           193,679             170,811             116,250              99,673
                                                         -----------         -----------         -----------         -----------
  Gross profit                                               140,767             120,088              83,006              69,952

Selling, general  and administrative expenses                125,635              98,264              70,358              50,839
Net royalty income                                            (4,202)             (3,697)             (1,857)             (1,910)
                                                         -----------         -----------         -----------         -----------
  Operating profit                                            19,334              25,521              14,505              21,023

Investment income (expense) - net                                 70               1,450                (202)                892
                                                         -----------         -----------         -----------         -----------

Earnings before provision for income taxes                    19,404              26,971              14,303              21,915

Provision for income taxes                                     7,335              10,465               5,407               8,503
                                                         -----------         -----------         -----------         -----------

NET EARNINGS                                             $    12,069         $    16,506         $     8,896         $    13,412
                                                         ===========         ===========         ===========         ===========

Net earnings per share of common stock:

     Basic                                               $      0.37         $      0.51         $      0.27         $      0.43
                                                         ===========         ===========         ===========         ===========
     Diluted                                             $      0.35         $      0.50         $      0.26         $      0.41
                                                         ===========         ===========         ===========         ===========

Weighted average number of common shares outstanding:

     Basic                                                32,709,000          32,054,000          33,158,000          31,415,000
                                                         ===========         ===========         ===========         ===========
     Diluted                                              34,377,000          33,302,000          34,726,000          32,538,000
                                                         ===========         ===========         ===========         ===========

Cash dividends per common share                                 none                none                none                none
                                                         ===========         ===========         ===========         ===========

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                                                      (unaudited)
                                                                                          -------------------------------------
                                                                                         Six Months                   Six Months
                                                                                           Ended                        Ended
                                                                                     September 1, 2001            September 2, 2000
                                                                                          --------                     --------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                                            $ 12,069                     $ 16,506
                                                                                          --------                     --------
  Adjustments to reconcile net earnings to net cash (used in)
    provided by operating activities:
      Depreciation and amortization                                                         14,039                       11,202
      Provision for bad debts                                                                6,320                          697
      Changes in operating assets and liabilities, net of acquisitions
          Short-term investments                                                              (536)                      28,650
          Accounts receivable                                                              (25,137)                     (20,560)
          Inventories                                                                      (36,622)                     (29,965)
          Prepaid expenses and other current assets                                            612                        1,642
          Other assets                                                                      (2,718)                      (2,553)
          Accounts payable - trade                                                          12,134                       28,941
          Accrued expenses and other current liabilities                                    (2,773)                       2,996
          Income taxes payable                                                               3,423                        2,576
                                                                                          ========                     ========
Total adjustments                                                                          (31,258)                      23,626
                                                                                          --------                     --------
Net cash (used in) provided by operating activities                                        (19,189)                      40,132
                                                                                          --------                     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for purchase of Earl Jean, Inc.                                                  (48,601)                          --
  Payment for purchase of childrenswear business                                            (6,681)                          --
  Purchase of property, plant and equipment                                                (29,065)                      (9,105)
                                                                                          --------                     --------
Net cash (used in) investing activities                                                    (84,347)                      (9,105)
                                                                                          --------                     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                                              13,500                           --
  Proceeds from notes payable                                                               52,500                           --
  Purchase of treasury stock                                                                    --                      (28,822)
  Proceeds from issuance of common stock                                                     2,039                          402
                                                                                          --------                     --------
Net cash provided by (used in) financing activities                                         68,039                      (28,420)
                                                                                          --------                     --------
(Decrease) increase in cash and cash equivalents                                           (35,497)                       2,607

Cash and cash equivalents at beginning of period                                            36,674                       27,143
                                                                                          --------                     --------

Cash and cash equivalents at end of period                                                $  1,177                     $ 29,750
                                                                                          ========                     ========

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                                                $    652                     $     --
                                                                                          ========                     ========
  Cash paid during the period for income taxes                                            $  4,052                     $  8,048
                                                                                          ========                     ========

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 1, 2001
                                   (unaudited)
                    (amounts in thousands, except share data)


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


NOTE 2 -                   The results of operations for the six-month period
                  ended September 1, 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE 3 -                   Certain amounts in the prior year period have been
                  reclassified to conform with classifications used at September 1, 2001.


NOTE 4 -                   The Company utilized the last-in, first-out "LIFO"
                  method for certain wholesale inventories as at September 1, 2001 and March 3, 2001 and for the six and three-month periods ended September 1, 2001 and September 2, 2000. The "LIFO" inventory for the six and three-month periods ended September 1, 2001 and September 2, 2000 are based upon end of year estimates. Inventories at September 1, 2001 and March 3, 2001 consist primarily of finished goods.

NOTE 5 -                   As of September 1, 2001 and March 3, 2001, the
                  Company had $175,000 and $150,000, respectively, in lines of credit with four commercial banks. Such lines of credit are available for short-term borrowings and letters of credit, collateralized by imported inventory and accounts receivable. At September 1, 2001 and March 3, 2001, letters of credit outstanding under the lines were $68,100 and $58,600, respectively. At September 1, 2001, there was $52,500 of short-term borrowings outstanding with the four commercial banks. The short-term borrowings have various interest rates ranging from 70 - 100 basis points above the London Interbank Offered Rate (LIBOR) and mature on various dates through October 28, 2001.

NOTE 6 -                   Basic net earnings per share excludes dilution and is
                  computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted net earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of options, which are convertible into common shares. Options which were excluded from the calculation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be anti-dilutive, were 2,215,900 and 2,369,700 during the six months ended September 1, 2001 and September 2, 2000, respectively.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                SEPTEMBER 1, 2001
                                   (unaudited)
                    (amounts in thousands, except share data)

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

                                                                   All        Corporate/
                                     Wholesale      Retail        other      eliminations      Totals
                                     --------      --------      --------      --------       --------
FOR THE SIX MONTHS ENDED
SEPTEMBER 1, 2001
Net sales                            $254,191      $ 80,255      $     --      $     --       $334,446
Segment operating profit (loss)        12,476         7,629         4,201        (4,972)        19,334
Segment assets                        384,058        69,649         8,500        33,380        495,587
Depreciation expense                   10,115         1,214           215         1,022         12,566
Capital expenditures                   20,261         6,886            --         1,918         29,065

FOR THE SIX MONTHS ENDED
SEPTEMBER 2, 2000
Net sales                            $219,585      $ 71,314      $     --      $     --       $290,899
Segment operating profit (loss)        16,413         9,948         4,232        (5,072)        25,521
Segment assets                        250,480        42,758         8,457        54,017        355,712
Depreciation expense                    9,025           822           161           760         10,768
Capital expenditures                    5,756         1,281            16         2,052          9,105

                                                                   All        Corporate/
                                     Wholesale      Retail        other      eliminations      Totals
                                     --------      --------      --------      --------       --------
FOR THE THREE MONTHS ENDED
SEPTEMBER 1, 2001
Net sales                            $149,174      $ 50,082      $     --      $     --       $199,256
Segment operating profit (loss)        10,220         5,236         1,857        (2,808)        14,505
Segment assets                        384,058        69,649         8,500        33,380        495,587
Depreciation expense                    5,409           884           108           509          6,910
Capital expenditures                    9,166         1,693            --           727         11,586

FOR THE THREE MONTHS ENDED
SEPTEMBER 2, 2000
Net sales                            $125,247      $ 44,378      $     --      $     --       $169,625
Segment operating profit (loss)        13,301         7,730         1,890        (1,898)        21,023
Segment assets                        250,480        42,758         8,457        54,017        355,712
Depreciation expense                    4,641           443            15           401          5,500
Capital expenditures                    1,787           892            11         1,374          4,064

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                SEPTEMBER 1, 2001
                                   (unaudited)
                    (amounts in thousands, except share data)


                           Net sales from external customers represent sales in
                  the United States, except for foreign sales of $4,717 and $3,874 for the six months ended September 1, 2001 and September 2, 2000, respectively.

                           In the Corporate/eliminations column, the segment
                  assets primarily consist of the Company's corporate fixed assets and deferred taxes at September 1, 2001 and cash and the investment portfolio at September 2, 2000. The segment operating profit (loss) in the Corporate/eliminations column consists of corporate overhead expenses.

NOTE 8 -                   During the six months ended September 1, 2001, the
                  Company's licensing unit terminated its license agreement with Hampton Industries, Inc. ("Hampton") to market Nautica childrenswear, and established a new business unit to assume certain of its operations. The Company made a payment to Hampton of approximately $6,681 for the purchase of inventory and certain other assets related to the Nautica childrenswear business, and agreed to forgive specific royalties and other expenses associated with the license agreement contingent upon Hampton satisfactorily performing certain distribution and logistics functions for the Company, for a period of time.

NOTE 9 -                   On April 30, 2001, the Company, through a
                  wholly-owned subsidiary, acquired substantially all of the assets and assumed certain liabilities of Earl Jean, Inc. ("Earl Jean"), a privately held corporation. Earl Jean is a leading designer, manufacturer, wholesaler, retailer and marketer of luxury women's jeanswear and related apparel. The purchase price was $45,000 in cash, 1,122,271 newly issued shares of the Company's restricted common stock (valued at $18,466) and an additional cash payment of approximately $1,852 for excess working capital. Furthermore, additional consideration of up to $21,000 in cash may be earned if certain performance standards are met during fiscal 2003-2012. The source of the cash consideration was a combination of general corporate funds and short-term borrowings from the Company's existing line of credit made in the ordinary course of business with certain banks. The acquisition was accounted for under the purchase method of accounting for business combinations and the results of operations of Earl Jean have been recorded from the date of acquisition. The purchase price plus acquisition expenses were allocated to Earl Jean's assets and liabilities based on their estimated fair value. The excess of the purchase price over the estimated fair value of the net assets acquired of $60,011 is being amortized on a straight-line basis over twenty years.

                           At September 1, 2001, the Company was still compiling
                  certain information required to complete the allocation of the purchase price of Earl Jean. Further adjustments may arise as a result of the finalization of the ongoing review.

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

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                SEPTEMBER 1, 2001
                                   (unaudited)
                    (amounts in thousands, except share data)

                                                                                (unaudited)
                                                                        ----------------------------
                                                                         Six Months      Six Months
                                                                           Ended            Ended
                                                                    September 1, 2001  September 2, 2000
                                                                        -----------      -----------
                  Pro forma net sales                                   $   340,582      $   307,876
                  Pro forma net earnings                                     13,068           18,421
                  Pro forma net earning per share of common stock:
                     Basic                                              $       .40      $       .56


                     Diluted                                                    .38              .54

NOTE 10 -                  A supplemental schedule of non-cash investing and
                  financing activities to the Company's Statement of Cash Flows is presented below.

                           The Company acquired substantially all of the assets
                  of Earl Jean for $48,601 in cash, including acquisition expenses, and $18,466 in common stock. In conjunction with the acquisition, liabilities were assumed as follows:

                           Fair value of assets acquired      $ 69,415
                           Cash paid                           (48,601)
                           Common stock issued                 (18,466)
                                                              --------
                               Liabilities assumed            $  2,348
                                                              ========

NOTE 11 -                  On July 31, 2001, the Company entered into a loan
                  agreement with HSBC Bank USA ("HSBC"). The loan, in the maximum amount of $15,075, is being used to finance a portion of the construction and development of the new distribution facility in Martinsville, Virginia. The loan is secured by a deed of trust on the distribution facility.

                           A portion of the loan equal to $13,500 was advanced
                  on July 31,2001. This advance calls for interest only payments at the end of each month, commencing August 31, 2001, and is based on the one-month LIBOR rate plus 1.00%.

                           On November 30, 2001, the remaining portion of the
                  loan, $1,575, shall be advanced, at which time the term of the loan will become seven years. Principal and interest payments shall be due at the end of each calendar quarter, commencing March 28, 2002. Interest will be computed based on the three-month LIBOR rate plus 1.00%. The loan agreement provides for various financial and restrictive covenants including, among others, tangible net worth, minimum fixed charges and minimum funded debt. The Company entered into a swap agreement with HSBC, effective November 30, 2001, to hedge against interest rate fluctuations. This agreement effectively converts the loan from a variable interest rate to a fixed interest rate of 6.95% per annum. If the three-month LIBOR rate plus 1.00% is more than 6.95%, then HSBC will pay the difference to the Company. If this agreement is terminated prior to maturity, the swap can result in a gain or loss, based upon the estimated amount that the Company would have to pay or would receive to terminate the agreement. The loan will mature on November 28, 2008, at which time the entire outstanding loan balance of $9,987 will be due and payable.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                SEPTEMBER 1, 2001
                                   (unaudited)
                    (amounts in thousands, except share data)




NOTE 12 -                  In April 2001, the Financial Accounting Standards
                  Board's Emerging Issues Task Force reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue concluded that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration characterized as a cost incurred if a benefit is or will be received from the recipient of the consideration if certain conditions are met. This pronouncement is effective for the Company's first quarter of the year ending March 1, 2003. The Company has not yet determined the impact of adopting this pronouncement on its consolidated financial statements.

                           In July 2001, the Financial Accounting Standards
                  Board issued Statement of Financial Accounting Standards
                  (SFAS) 141, "Business Combinations." This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes criteria to separately recognize intangible assets apart from goodwill. The Company does not believe that the adoption of this pronouncement will have a material impact on its consolidated financial statements.

                           In July 2001, the Financial Accounting Standards
                  Board issued SFAS 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective in the first quarter of the year ending March 1, 2003, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment using the guidance for measuring impairment set forth in this statement. The Company has not yet determined the impact of adopting this pronouncement on its consolidated financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

RESULTS OF OPERATIONS

For the Six Months Ended September 1, 2001:

         Net sales increased 15.0% to $334.4 million in the six months ended September 1, 2001 from $290.9 million in the comparable prior year period. The increase in sales is due primarily to increased unit volume rather than price increases. The reported sales reflect a 15.8% increase in the Wholesale segment to $254.2 million from $219.6 million and a 12.5% increase in the Retail segment to $80.3 million from $71.3 million. The growth in the Wholesale segment was driven by sales in certain product lines, including Men's and Women's Jeans, Men's and Women's Sleepwear, Earl Jean, Nautica Childrenswear and John Varvatos, offset in part by the discontinuation of the Nautica Sport Tech ("NST") brand. Excluding NST brand products, which were discontinued in the prior year, Wholesale segment sales would have increased 18.7%. The increase in Retail segment sales is primarily a result of sales from fifteen new outlet stores and two full-price stores opened since the first quarter of last year. Same store sales for the period were down slightly from the comparable prior year period, reflecting the difficult retail environment and reduced customer traffic.

         Gross profit for the period was 42.1% compared to 41.3% in the comparable prior year period. The increase is due primarily to strong regular-price selling in men's and women's denim and John Varvatos, the continued effort from the Company's operating teams to better source the products, and the impact of higher margins on certain new product lines, particularly Earl Jean. This increase was offset in part by additional inventory reserves taken in the Nautica Europe business unit. Excluding the additional reserves associated with Nautica Europe, gross profit for the period was 42.7%.

         Selling, general and administrative expenses ("SG&A") increased by $27.3 million to $125.6 million in Fiscal 2002 from $98.3 million in Fiscal 2001. SG&A expenses, as a percentage of net sales, increased to 37.6% in Fiscal 2002 from 33.8% in Fiscal 2001. The increase in the percentage of net sales is principally due to costs in the Nautica Europe business unit and the continued construction of the Company's new distribution facility which, once operational, will reduce the cost to store, process and ship inventory. Additionally, costs associated with the introduction of a new trademark and integration of new businesses contributed to the increase. Excluding the costs associated with Nautica Europe, principally bad debts, SG&A expenses increased $19.5 million with SG&A expenses, as a percentage of net sales, of 35.2%.

         Net royalty income increased by $.5 million to $4.2 million from $3.7 million in the comparable prior year period. The increase is primarily due to the recognition of a settlement from the termination of the men's footwear license. In addition, part of the increase was a result of the sales strength in international, men's fragrance and home products. The increase was offset in part by the termination of the childrenswear license, as the Company established a business unit to assume the operations of the Nautica childrenswear business during the current year period.

         Investment income decreased to $.1 million from $1.4 million in the comparable prior year period. The decrease is due to interest expense of approximately $.8 million on the Company's short-term borrowings and lower average cash balances as a result of the cash paid for the acquisition of Earl Jean. Increased inventory levels and working capital needs, particularly to support the Company's new businesses, also contributed to the lower average cash balances.

         The provision for income taxes decreased to 37.8% from 38.8% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the effective state income tax rates.

         Net earnings were $12.1 million compared to $16.5 million in the prior year period as a result of the factors discussed above.

For the Three Months Ended September 1, 2001:

         Net sales increased 17.5% to $199.3 million in the three months ended September 1, 2001 from $169.6 million in the comparable prior year period. The increase in sales is due primarily to increased unit volume rather than price increases. The reported sales reflect a 19.1% increase in the Wholesale segment to $149.2 million from $125.2 million and a 12.9% increase in the Retail segment to $50.1 million from $44.4 million. The growth in the Wholesale segment was driven by sales in certain product lines, including Men's and Women's Jeans, Men's and Women's Sleepwear, Earl Jean, Nautica Childrenswear and John Varvatos, offset in part by the discontinuation of the Nautica Sport Tech ("NST") brand. Excluding NST brand products, which were discontinued in the prior year, Wholesale segment sales would have increased 21.4%. The increase in Retail segment sales is a result of sales from new stores opened since the second quarter of last year. Same store sales for the period were up slightly from the comparable prior year period, despite a difficult retail environment.

         Gross profit for the period was 41.7% compared to 41.2% in the comparable prior year period. The increase is due primarily to strong regular-price selling in men's and women's denim and John Varvatos, the continued effort from the Company's operating teams to better source the products, and the impact of higher margins on certain new product lines, particularly Earl Jean. This increase was offset in part by additional inventory reserves taken in the Nautica Europe business unit. Excluding the additional reserves associated with Nautica Europe, gross profit for the period was 42.7%.

         Selling, general and administrative expenses ("SG&A") increased by $19.6 million to $70.4 million in Fiscal 2002 from $50.8 million in Fiscal 2001. SG&A expenses, as a percentage of net sales, increased to 35.3% in Fiscal 2002 from 30.0% in Fiscal 2001. The increase in the percentage of net sales is principally due to costs in the Nautica Europe business unit. Additionally, costs associated with the introduction of a new trademark and integration of new businesses contributed to the increase. Excluding the costs associated with Nautica Europe, principally bad debts, SG&A expenses increased $11.7 million with SG&A expenses, as a percentage of net sales, of 31.4%.

         Net royalty income was essentially flat at $1.9 million in Fiscal 2002. Increases in international, men's fragrance and home products were offset, in part, by the termination of the childrenswear license, as the Company established a business unit to assume the operations of the Nautica childrenswear business during Fiscal 2002.

         Investment income (expense) resulted in an expense for the quarter of $.2 million compared to income of $.9 million in the comparable prior year period. The decrease is due to interest expense of approximately $.6 million on the Company's short-term borrowings and lower average cash balances as a result of the cash paid for the acquisition of Earl Jean. Increased inventory levels and working capital needs, particularly to support the Company's new businesses, also contributed to the lower average cash balances.

         The provision for income taxes decreased to 37.8% from 38.8% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the effective state income tax rates.

         Net earnings were $8.9 million compared to $13.4 million in the prior year period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended September 1, 2001, the Company used cash in operating activities of $19.2 million. Increases in inventory and accounts receivable of $36.6 and $25.1 million, respectively, resulted from increased sales, and were financed principally by cash generated from net earnings and an increase in accounts payable and short-term borrowings. Of the inventory increase, approximately $18.0 million will be used to support wholesale and retail sales growth, especially in our new businesses. The balance of the increase is comprised of a year over year increase in basic replenishment, and excess inventory that the Company expects to sell by year-end. Accounts receivable was 17.9% higher than the same period in the prior year, which is consistent with the wholesale sales growth. During the six months ended September 2, 2000, the Company generated cash from operating activities of $40.1 million, principally from net earnings and a $28.7 million transfer of certain marketable securities into cash equivalents. Increases in accounts receivable and inventory of $20.6 and $30.0 million, respectively, resulted from increased sales, and were financed principally by cash generated from net earnings, and increases in accounts payable and accrued expenses. Accounts receivable was 7.7% higher than the same period in the prior year due to the timing of shipments, with a greater percentage occurring in the last part of the quarter. Inventory was 22.8% higher than the same period in the prior year due to increased sales and the timing of merchandise received.

         During the six months ended September 1, 2001, the Company's principal investing activities related primarily to the acquisitions of Earl Jean and the Nautica childrenswear business, the purchase of property, plant and equipment for the Nautica in-store shop program, the continued construction of the new distribution facility and the completion of a new full-price retail store in New York's Rockefeller Plaza. The Company expects to continue to incur capital expenditures to expand the in-store shop program, and to open additional retail stores. At September 1, 2001, there were no other material commitments for capital expenditures.

         The Company has a total of $175.0 million in lines of credit with four commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by imported inventory and accounts receivable. At September 1, 2001 and March 3, 2001, letters of credit outstanding under the lines were $68.1 million and $58.6 million, respectively. At September 1, 2001, there were $52.5 million of short-term borrowings outstanding and $13.5 million of long-term borrowings outstanding.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In April 2001, the Financial Accounting Standards Board's Emerging Issues Task Force reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue concluded that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration characterized as a cost incurred if a benefit is or will be received from the recipient of the consideration if certain conditions are met. This pronouncement is effective for the Company's first quarter of the year ending March 1, 2003. The Company has not yet determined the impact of adopting this pronouncement on its consolidated financial statements.

                  In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations." This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes criteria to separately recognize intangible assets apart from goodwill. The Company does not believe that the adoption of this pronouncement will have a material impact on its consolidated financial statements.

         In July 2001, the Financial Accounting Standards Board issued SFAS 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective in the first quarter of the year ending March 1, 2003, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment using the guidance for measuring impairment set forth in this statement. The Company has not yet determined the impact of adopting this pronouncement on its consolidated financial statements.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

         Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of authorized personnel constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company's actual results to differ materially from those described in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These factors and uncertainties include, among others: the risk that new businesses of the Company will not be integrated successfully; the overall level of consumer spending on apparel; dependence on sales to a limited number of large department store customers; risks related to extending credit to customers; actions of existing or new competitors and changes in economic or political conditions in the markets where the Company sells or sources its products; risks associated with consolidations, restructuring and other ownership changes in the retail industry; changes in trends in the market segments in which the Company competes; risks associated with uncertainty relating to the Company's ability to launch, support and implement new product lines in the United States and Europe; effects of competition; changes in the costs of raw materials, labor and advertising; and, the ability to secure and protect trademarks and other intellectual property rights. These and other risks and uncertainties are disclosed from time to time in the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about interest rate risk

         The Company finances its capital needs through available capital, future earnings, bank lines of credit and its long-term debt which totals $13.5 million, inclusive of its current portion. The Company's exposure to market risk for changes in interest rates are primarily in its investment portfolio and its short and long-term borrowings. The Company, pursuant to investing guidelines, mitigates exposure on its investments by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. All of the Company's indebtedness, including borrowings under its $175 million lines of credit and long-term debt, bear interest at variable rates. Accordingly, changes in interest rates would impact the Company's results of operations in future periods. The Company entered into a swap agreement, effective November 30, 2001, to hedge against interest rate fluctuations on its long-term debt. The swap agreement effectively converts the long-term debt from a variable interest rate to a fixed interest rate of 6.95% per annum.

                                     PART II

                                OTHER INFORMATION

Items 1 through 9. - All items are inapplicable except:

Item 4.  Submission of Matters to a Vote of Security-Holders

(a) The Annual Meeting of Stockholders of Nautica Enterprises, Inc. was held on July 10, 2001.

(b) The directors named in the Proxy Statement constituting the entire Board of Directors were elected to one-year terms expiring in 2002, as follows:


                                              FOR                    WITHHELD
                                              ---                    --------
              Harvey Sanders                 27,467,585             2,725,635
              David Chu                      27,467,969             2,725,251
              George Greenberg               29,743,125               450,095
              Robert B. Bank                 29,751,933               441,287
              Israel Rosenzweig              29,751,720               441,500
              Charles Scherer                29,345,303               847,917
              John Varvatos                  27,778,027             2,415,193
              Ronald G. Weiner               29,755,976               437,244

         The Notice of Annual Meeting of Stockholders and Proxy Statement for Nautica Enterprises, Inc. dated June 8, 2001 was filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Act.

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


10(iii)(d)        Registrant's 1994 Incentive Compensation Plan is incorporated herein by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1997.


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


(b)      Reports on Form 8-K.

                  During the quarter ended September 1, 2001, the Company filed a Current Report on Form 8-K/A dated July 13, 2001, in which the Company filed certain financial statements and pro forma financial information relating to the acquisition of Earl Jean, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NAUTICA ENTERPRISES, INC.


                                             By: s/ Harvey Sanders
                                                 -----------------------
                                                 Harvey Sanders
                                                  Chairman of the Board
                                                  and President
Date:  October 15, 2001



                                             By: s/ Wayne A. Marino
                                                 -----------------------
                                                 Wayne A. Marino
                                                  Chief Financial Officer

Date:  October 15, 2001