Form 10-Q
period 2001-12-01
NAUTICA ENTERPRISES INC
filed 2002-01-11
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                    FORM 10-Q

(Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 1, 2001 or

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

Yes      No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      The number of shares of Common Stock outstanding as of January 11, 2002 was 33,174,490.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                                DECEMBER 1, 2001
                                   (unaudited)


                                      INDEX

                                                                      Page No.
                                                                      --------

Part I - Financial Information:

      Item 1.  Financial Statements (unaudited):

        Condensed Consolidated Balance Sheets
        As at December 1, 2001 and March 3, 2001 ..................      2


        Condensed Consolidated Statements of Earnings
        For the Nine and Three Month Periods Ended
        December 1, 2001 and December 2, 2000 .....................      3


        Condensed Consolidated Statements of Cash Flows
        For the Nine Month Periods Ended
        December 1, 2001 and December 2, 2000 .....................      4

        Notes to Condensed Consolidated Financial Statements ......      5

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations .................     11


      Item 3. Quantitative and Qualitative Disclosures About Market
            Risk ..................................................     15


Part II - Other Information:

      Item 6. Exhibits and Reports on Form 8-K ....................     16

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)



          ASSETS                                             (unaudited)
                                                          December 1, 2001      March 3, 2001
                                                          ----------------      ---------------
Current assets:
  Cash and cash equivalents                                   $  28,406           $  36,674
  Short-term investments                                          6,074               5,546
  Accounts receivable - net                                     118,728             105,269
  Inventories                                                    91,184              98,021
  Prepaid expenses and other current assets                       6,030               7,477
  Deferred tax benefit                                           12,016              10,859
                                                              ---------           ---------
                              Total current assets              262,438             263,846

Property, plant and equipment - net of
  accumulated depreciation and amortization                     124,312             101,361

Goodwill - net of accumulated amortization                       66,665               5,243

Other assets                                                      9,315               7,856
                                                              ---------           ---------

                                                              $ 462,730           $ 378,306
                                                              =========           =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                        $     754           $      --
  Notes payable                                                  30,000                  --
  Accounts payable - trade                                       29,093              43,881
  Accrued expenses and other current liabilities                 42,992              37,613
  Income taxes payable                                           15,225              11,548
                                                              ---------           ---------
                              Total current liabilities         118,064              93,042
                                                              ---------           ---------

Long-term liabilities:
  Long-term debt - net                                           14,321                  --
  Interest rate swap liability                                      822                  --
                                                              ---------           ---------
                              Total long-term liabilities        15,143                  --
                                                              ---------           ---------

Stockholders' equity:
  Preferred stock - par value $.01; authorized,
    2,000,000 shares; no shares issued                               --                  --
  Common stock - par value $.10; authorized,
    100,000,000 shares; issued 44,672,000 shares
    at December 1, 2001 and 43,329,000 shares at
    March 3, 2001                                                 4,467               4,333
  Additional paid-in capital                                     92,141              71,766
  Retained earnings                                             393,802             368,148
  Accumulated other comprehensive (loss) - net of
    deferred tax benefit of $1,157                               (1,904)                 --
                                                              ---------           ---------
                                                                488,506             444,247
  Less:
  Common stock in treasury - at cost;
    11,498,000 shares at December 1, 2001
    and March 3, 2001                                          (158,983)           (158,983)
                                                              ---------           ---------
                              Total stockholders' equity        329,523             285,264
                                                              ---------           ---------

                                                              $ 462,730           $ 378,306
                                                              =========           =========


The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (amounts in thousands, except share data)



                                                                     (unaudited)                          (unaudited)
                                                            Nine Months        Nine Months      Three Months       Three Months
                                                               Ended              Ended             Ended              Ended
                                                         December 1, 2001    December 2, 2000  December 1, 2001   December 2, 2000
                                                         ----------------    ----------------  ----------------   ----------------
Net sales                                                  $    535,486       $    469,527       $    201,040       $    178,628
Cost of goods sold                                              313,544            275,208            119,865            104,397
                                                           ------------       ------------       ------------       ------------
  Gross profit                                                  221,942            194,319             81,175             74,231

Selling, general  and administrative expenses                   186,595            148,644             60,960             50,380
Net royalty income                                               (6,244)            (6,256)            (2,042)            (2,559)
                                                           ------------       ------------       ------------       ------------
  Operating profit                                               41,591             51,931             22,257             26,410

Interest income (expense) - net                                    (347)             2,025               (417)               575
                                                           ------------       ------------       ------------       ------------

Earnings before provision for income taxes                       41,244             53,956             21,840             26,985

Provision for income taxes                                       15,590             20,935              8,255             10,470
                                                           ------------       ------------       ------------       ------------

NET EARNINGS                                               $     25,654       $     33,021       $     13,585       $     16,515
                                                           ============       ============       ============       ============

Net earnings per share of common stock:
     Basic                                                 $       0.78       $       1.03       $       0.41       $       0.52
                                                           ============       ============       ============       ============
     Diluted                                               $       0.75       $       1.00       $       0.40       $       0.50
                                                           ============       ============       ============       ============

Weighted average number of common shares outstanding:
     Basic                                                   32,864,000         31,915,000         33,173,000         31,655,000
                                                           ============       ============       ============       ============
     Diluted                                                 34,304,000         33,179,000         34,157,000         32,948,000
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

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)


                                                                                                  (unaudited)
                                                                                       Nine Months            Nine Months
                                                                                          Ended                  Ended
                                                                                     December 1, 2001        December 2, 2000
                                                                                     ----------------        ---------------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                                          $ 25,654                $ 33,021
                                                                                        --------                --------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                       21,258                  16,866
      Provision for bad debts                                                              5,184                   2,727
      Changes in operating assets and liabilities, net of acquisitions
          Short-term investments                                                            (528)                 28,591
          Accounts receivable                                                            (14,674)                 (5,692)
          Inventories                                                                     17,025                 (22,310)
          Prepaid expenses and other current assets                                        1,471                  (5,474)
          Other assets                                                                    (1,633)                 (3,839)
          Accounts payable - trade                                                       (16,703)                 15,848
          Accrued expenses and other current liabilities                                    (868)                  4,724
          Income taxes payable                                                             3,677                   3,097
                                                                                        --------                --------
Total adjustments                                                                         14,209                  34,538
                                                                                        --------                --------
Net cash provided by operating activities                                                 39,863                  67,559
                                                                                        --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for purchase of Earl Jean, Inc.                                                (48,601)                     --
  Payment for purchase of childrenswear business                                          (6,681)                     --
  Purchase of property, plant and equipment                                              (39,967)                (19,693)
                                                                                        --------                --------
Net cash (used in) investing activities                                                  (95,249)                (19,693)
                                                                                        --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                                            15,075                      --
  Proceeds from notes payable                                                             30,000                      --
  Purchase of treasury stock                                                                  --                 (28,822)
  Proceeds from issuance of common stock                                                   2,043                   1,041
                                                                                        --------                --------
Net cash provided by (used in) financing activities                                       47,118                 (27,781)
                                                                                        --------                --------

(Decrease) increase in cash and cash equivalents                                          (8,268)                 20,085

Cash and cash equivalents at beginning of period                                          36,674                  27,143
                                                                                        --------                --------

Cash and cash equivalents at end of period                                              $ 28,406                $ 47,228
                                                                                        --------                --------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                              $  1,431                $     --
                                                                                        --------                --------
  Cash paid during the period for income taxes                                          $ 12,042                $ 17,982
                                                                                        --------                --------


The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 1, 2001
                                   (unaudited)
                    (amounts in thousands, except share data)

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


NOTE 2 -          The results of operations for the nine-month period ended
            December 1, 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE 3 -          Certain amounts in the prior year period have been
            reclassified to conform with classifications used at December 1, 2001.


NOTE 4 -          The Company utilized the last-in, first-out "LIFO" method for certain wholesale inventories as at December 1, 2001 and March 3, 2001 and for the nine and three-month periods ended December 1, 2001 and December 2, 2000. The "LIFO" inventory for the nine and three-month periods ended December 1, 2001 and December 2, 2000 are based upon end of year estimates. Inventories at December 1, 2001 and March 3, 2001 consist primarily of finished goods.

NOTE 5 -          As of December 1, 2001 and March 3, 2001, the Company had
            $175,000 and $150,000, respectively, in lines of credit with four commercial banks. Such lines of credit are available for short-term borrowings and letters of credit, collateralized by imported inventory and accounts receivable. At December 1, 2001 and March 3, 2001, letters of credit outstanding under the lines were $43,272 and $58,600, respectively. At December 1, 2001, there was $30,000 of short-term borrowings outstanding with the four commercial banks. The short-term borrowings have various interest rates ranging from 70 - 100 basis points above the London Interbank Offered Rate (LIBOR) and mature on various dates through December 31, 2001. Subsequent to December 1, 2001, the $30,000 of short-term borrowings was repaid.

NOTE 6 -          Basic net earnings per share excludes dilution and is
            computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted net earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of options, which are convertible into common shares. Options which were excluded from the calculation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be anti-dilutive, were 2,179,600 and 2,357,700 during the nine months ended and 2,635,100 and 2,357,700 during the three months ended December 1, 2001 and December 2, 2000, respectively.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 1, 2001
                                   (unaudited)
                    (amounts in thousands, except share data)

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

                                                                                All        Corporate/
                                                Wholesale       Retail         other      eliminations     Totals
                                                ---------       ------         -----      ------------     ------
FOR THE NINE MONTHS ENDED DECEMBER 1, 2001
Net sales                                       $406,977      $128,509        $   --       $    --       $535,486
Segment operating profit (loss)                   30,254        12,384         6,243        (7,290)        41,591
Segment assets                                   320,865        69,784         9,084        62,997        462,730
Depreciation expense                              15,015         1,919           321         1,537         18,792
Capital expenditures                              27,797         9,961            --         2,209         39,967

FOR THE NINE MONTHS ENDED DECEMBER 2, 2000
Net sales                                       $356,127      $113,400        $   --       $    --       $469,527
Segment operating profit (loss)                   35,187        16,863         6,792        (6,911)        51,931
Segment assets                                   220,957        56,148         9,014        75,903        362,022
Depreciation expense                              13,468         1,295           223         1,135         16,121
Capital expenditures                              14,882         1,445            16         3,350         19,693

                                                                                 All       Corporate/
                                                Wholesale       Retail          other     eliminations    Totals
                                                ---------       ------          -----     ------------    ------
FOR THE THREE MONTHS ENDED DECEMBER 1, 2001
Net sales                                        $152,786      $ 48,254        $   --       $    --       $201,040
Segment operating profit (loss)                    17,778         4,755         2,042        (2,318)        22,257
Segment assets                                    320,865        69,784         9,084        62,997        462,730
Depreciation expense                                4,900           705           106           515          6,226
Capital expenditures                                7,536         3,075            --           291         10,902

FOR THE THREE MONTHS ENDED DECEMBER 2, 2000
Net sales                                        $136,541      $ 42,087        $    --      $    --       $178,628
Segment operating profit (loss)                    18,774         6,915         2,560        (1,839)        26,410
Segment assets                                    220,957        56,148         9,014        75,903        362,022
Depreciation expense                                4,443           473            62           375          5,353
Capital expenditures                                9,126           164            --         1,298         10,588

                   NAUTICA ENTERPRISES, INC AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)
                                DECEMBER 1, 2001
                                  (unaudited)
                   (amounts in thousands, except share data)


                  Net sales from external customers represent sales in the
            United States, except for foreign sales of $6,384 and $6,497 for the nine months ended December 1, 2001 and December 2, 2000, respectively.

                  In the Corporate/eliminations column, the segment assets
            primarily consist of the Company's cash and investment portfolio at December 1, 2001 and December 2, 2000. The segment operating profit
            (loss) in the Corporate/eliminations column consists of corporate overhead expenses.

NOTE 8 -          During the nine months ended December 1, 2001, the Company's licensing unit terminated its license agreement with Hampton Industries, Inc. ("Hampton") to market Nautica childrenswear, and established a new business unit to assume certain of its operations. The Company made a payment to Hampton of approximately $6,681 for the purchase of inventory and certain other assets related to the Nautica childrenswear business, and agreed to forgive specific royalties and other expenses associated with the license agreement contingent upon Hampton satisfactorily performing certain distribution and logistics functions for the Company, for a period of time.

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

                  At December 1, 2001, the Company was still compiling certain information required to complete the allocation of the purchase price of Earl Jean. Further adjustments may arise as a result of the finalization of the ongoing review.

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

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 1, 2001
                                   (unaudited)
                    (amounts in thousands, except share data)


                                                              (unaudited)
                                                      Nine Months      Nine Months
                                                        Ended             Ended
                                                      December 1,      December 2,
                                                         2001             2000
                                                      -----------      -----------
Pro forma net sales                                   $   541,622      $   493,831
Pro forma net earnings                                     26,653           33,674
Pro forma net earning per share of common stock:
   Basic                                              $      0.81      $      1.02
   Diluted                                                   0.78             0.98


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

                  A portion of the loan equal to $13,500 was advanced on July
            31,2001. This advance called for interest only payments at the end of each month, commencing August 31, 2001, and was based on the one-month LIBOR rate plus 1.00%.

                  On November 30, 2001, the remaining portion of the loan,
            $1,575, was advanced and the term of the loan was fixed at seven years. Principal payments of $188 and interest payments are due at the end of each calendar quarter, commencing March 28, 2002. Interest will be computed based on the three-month LIBOR rate plus 1.00%. The loan agreement provides for various financial and restrictive covenants including, among others, tangible net worth, minimum fixed charges and minimum funded debt. The loan will mature on November 28, 2008, at which time the entire outstanding loan balance of $9,987 will be due and payable.

                  The Company entered into a swap agreement with HSBC, effective
            November 30, 2001, to hedge against interest rate fluctuations. This agreement effectively converts the loan from a variable interest rate to a fixed interest rate of 6.95% per annum. If the three-month LIBOR rate plus 1.00% is more than 6.95%, then HSBC will pay the difference to the Company. If the three-month LIBOR rate plus 1.00% is less than 6.95%, then the Company will pay the difference to HSBC. The net interest paid

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 1, 2001
                                   (unaudited)
                    (amounts in thousands, except share data)

            or received under this agreement is included in interest expense. The Company has adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires companies to record all derivative instruments as assets or liabilities on the balance sheet, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In accordance with the guidelines of SFAS 133, the Company classified the swap as a cash flow hedge. The fair value of the swap resulted in the Company recording a long-term liability of $822 and a loss in other comprehensive income, net of taxes, of $511. The fair value is based upon the estimated amount that the Company would have to pay to terminate the agreement, as determined by HSBC.


NOTE 12 -         For the three and nine months ended December 1, 2001,
            comprehensive income was as follows:

                                                       (unaudited)
                                                 Nine Months   Three Months
                                                     Ended         Ended
                                                  December 1,   December 1,
                                                     2001          2001
                                                   ---------      ---------

Net earnings                                       $ 25,654       $ 13,585
Other comprehensive (loss), net of taxes:
     Foreign currency translation adjustments        (1,393)        (1,393)
     Unrealized  loss on interest rate swap            (511)          (511)
                                                   ---------      ---------
Comprehensive income                               $ 23,750       $ 11,681
                                                   ========       ========




NOTE 13 -         On November 2, 2001, the Company's Board of Directors adopted a Stockholder Rights Plan that entitled stockholders of record on November 12, 2001 to receive a dividend distribution of one Right for each share of common stock held. The Rights, which expire on November 12, 2011, entitle stockholders to purchase from the Company a unit consisting of 1/100 of a share of Series A Junior Participating Preferred Stock at a price of $60 per unit, subject to adjustment. The Rights will become exercisable only if a person or group, other than the current Chairman of the Board, acquires 15% or more of the Company's common stock.


NOTE 14 -         In April 2001, the Financial Accounting Standards Board's
            Emerging Issues Task Force reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue concluded that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration characterized as a cost incurred if a benefit is or will be received from the recipient of the consideration if certain conditions are met. This pronouncement is effective for the Company's first quarter of the year ending March 1, 2003. The Company has not yet determined the impact of adopting this pronouncement on its consolidated financial statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 1, 2001
                                   (unaudited)
                    (amounts in thousands, except share data)


                  In July 2001, the Financial Accounting Standards
            Board issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations." This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes criteria to separately recognize intangible assets apart from goodwill. The Company does not believe that the adoption of this pronouncement will have a material impact on its consolidated financial statements.

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

                  In October 2001, the Financial Accounting Standards Board
            issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and assets to be disposed of. This statement supersedes FASB 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", however, it retains the fundamental provisions of FASB 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for the Company's first quarter of the year ending March 1, 2003. The Company has not yet determined the impact of adopting this pronouncement on its consolidated financial statements.


NOTE 15 -         Subsequent to December 1, 2001, the Company entered into a
            Sale and Cancellation Agreement with the Vice Chairman of the Company, to purchase and cancel all rights under a Letter Agreement dated May 1, 1998 ("1998 Agreement") for $5,600. The 1998 Agreement entitled the Vice Chairman to receive a payment, subject to certain limitations, of 1.5% on the net sales of certain merchandise sold by various subsidiaries of the Company. Under the Sale and Cancellation Agreement, all current and future obligations arising from the 1998 Agreement have been cancelled, including approximately $1,200 that the Company has been accruing for the current year. As a result of the cancellation of the 1998 Agreement, the Company will incur a one-time charge of approximately $4,600 in the fourth quarter.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

RESULTS OF OPERATIONS

For the Nine Months Ended December 1, 2001:

      Net sales increased 14.0% to $535.5 million in the nine months ended December 1, 2001 from $469.5 million in the comparable prior year period. The increase in sales is due primarily to increased unit volume rather than price increases. The reported sales reflect a 14.3% increase in the Wholesale segment to $407.0 million from $356.1 million and a 13.3% increase in the Retail segment to $128.5 million from $113.4 million. The growth in the Wholesale segment, despite a low single-digit decrease in core sportswear, was driven by sales in certain product lines, including Men's and Women's Jeans, Men's Sleepwear, Earl Jean, Nautica Childrenswear and John Varvatos, offset in part by the discontinuation of the Nautica Sport Tech ("NST") brand. Excluding NST brand products, which were discontinued in the prior year, Wholesale segment sales would have increased 16.5%. The increase in Retail segment sales is primarily a result of sales from six new outlet stores and two full-price stores opened since the first quarter of last year. Also, the Retail segment was successful in selling through its excess inventory, resulting in lower inventory levels that are now in line with the Company's plan. Same store sales for the period were up 1.6% from the comparable prior year period, despite a difficult retail environment.

       Gross profit for the period was 41.4%, equal to the comparable prior year period. Despite a significant amount of promotional activity and the sell-through of excess inventory in the retail outlet stores, the Company was able to keep its gross profit percentage stable due primarily to the continued effort from the Company's operating teams to better source products, and the impact of higher margins on certain new product lines, particularly Earl Jean. In addition, the gross profit for the period included additional inventory reserves taken in the Nautica Europe business unit.

       Selling, general and administrative expenses ("SG&A") increased by $38.0 million to $186.6 million in Fiscal 2002 from $148.7 million in Fiscal 2001. SG&A expenses, as a percentage of net sales, increased to 34.8% in Fiscal 2002 from 31.7% in Fiscal 2001. The increase as a percentage of net sales is due to several factors: costs and charges, principally bad debts, associated with the Nautica Europe business unit; the continued investment in the Company's new distribution facility in Martinsville, Virginia; costs associated with the introduction of a new trademark; and investments in new businesses.

       Net royalty income remained essentially flat at $6.2 million in comparison to the prior year period. Sales strength in men's fragrance and home products plus the recognition of a settlement from the termination of the men's footwear license were offset in part by the termination of the childrenswear license, as the Company established a business unit to assume the operations of the Nautica childrenswear business during the current year period.

       Interest income (expense) resulted in an expense of $.3 million compared to income of $2.0 million in the prior year period. The decrease is due to interest expense of approximately $1.5 million on the Company's short and long-term borrowings, and lower average cash balances as a result of the cash paid for the acquisition of Earl Jean. Working capital needs, particularly to support the Company's new businesses, also contributed to the lower average cash balances.

       The provision for income taxes decreased to 37.8% from 38.8% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the effective state income tax rates.

       Net earnings were $25.7 million compared to $33.0 million in the prior year period as a result of the factors discussed above.

For the Three Months Ended December 1, 2001:

       Net sales increased 12.5% to $201.0 million in the three months ended December 1, 2001 from $178.6 million in the comparable prior year period. The increase in sales is due primarily to increased unit volume rather than price increases. The reported sales reflect an 11.9% increase in the Wholesale segment to $152.8 million from $136.5 million and a 14.7% increase in the Retail segment to $48.3 million from $42.1 million. The growth in the Wholesale segment, despite a mid single-digit decrease in core sportswear, was driven by sales in certain product lines, including Men's and Women's Jeans, Men's Sleepwear, Earl Jean and Nautica Childrenswear. The increase in Retail segment sales is a result of sales from new stores opened since the third quarter of last year plus the sell-through of excess inventory in the outlet stores. Same store sales for the period were up 4.6% from the comparable prior year period, reflecting the sell-through of the excess inventory and despite a difficult retail environment.

       Gross profit for the period was 40.4% compared to 41.6% in the comparable prior year period. The decrease is due primarily to the sell-through of excess inventory in the retail outlet stores and additional inventory reserves taken in the Nautica Europe business unit. This decrease was offset in part by the continued effort from the Company's operating teams to better source products, and the impact of higher margins on certain new product lines, particularly Earl Jean.

       Selling, general and administrative expenses ("SG&A") increased by $10.6 million to $61.0 million in Fiscal 2002 from $50.3 million in Fiscal 2001. SG&A expenses, as a percentage of net sales, increased to 30.3% in Fiscal 2002 from 28.2% in Fiscal 2001. The increase as a percentage of net sales is principally due to the continued investment in the new distribution facility and the investment in new businesses such as the men's line of Earl Jean scheduled to launch this fall and Nautica Underwear for men, which was launched in the current quarter.

       Net royalty income decreased $0.6 million to $2.0 million in Fiscal 2002 from $2.6 million in Fiscal 2001. Increases in home products were offset by the termination of the childrenswear license, as the Company established a business unit to assume the operations of the Nautica childrenswear business during Fiscal 2002.

       Interest income (expense) resulted in an expense for the quarter of $.4 million compared to income of $.6 million in the comparable prior year period. The decrease is due to interest expense of approximately $.7 million on the Company's short and long-term borrowings, and lower average cash balances as a result of the cash paid for the acquisition of Earl Jean. Working capital needs, particularly to support the Company's new businesses, also contributed to the lower average cash balances.

       The provision for income taxes decreased to 37.8% from 38.8% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the effective state income tax rates.

       Net earnings were $13.6 million compared to $16.5 million in the prior year period as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

       During the nine months ended December 1, 2001, the Company generated cash from operating activities of $39.9 million, principally from net earnings. Accounts receivable for the nine-month period increased $14.7 million and were financed principally by cash generated from net earnings and an increase in short-term borrowings. Accounts receivable were 29.4% higher than the same period in the prior year due mainly to the increase in wholesale sales and the timing of shipments, with a higher percentage occurring in the last part of the quarter. Inventory for the nine-month period decreased $17.0 million due mainly to the sales of excess inventory through the retail outlets and the Company's efforts to better manage the timing of receipts with demand and to reduce its replenishment excess. Inventory was $5.0 million or 5.2% lower than the same period in the prior year due to these same reasons. During the nine months ended December 2, 2000, the Company generated cash from operating activities of $67.6 million principally from net earnings and a $28.6 million transfer of certain marketable securities into cash equivalents. Increases in accounts receivable and inventory of $5.7 and $22.3 million, respectively, resulted from increased sales, and were financed principally by cash generated from net earnings, and increases in accounts payable and accrued expenses. Accounts receivable were 14.5% lower than the same period in the prior year due to the timing of shipments, with a lower percentage occurring in the last part of the quarter. Inventory was 38.6% higher than the same period in the prior year due to increased sales and the timing of merchandise received.

       During the nine months ended December 1, 2001, the Company's principal investing activities related primarily to the acquisitions of Earl Jean and the Nautica childrenswear business, the purchase of property, plant and equipment for the Nautica in-store shop program, the completion of the new distribution facility and the completion of a new full-price retail store in New York's Rockefeller Plaza. The Company expects to continue to incur capital expenditures to expand the in-store shop program, and to open additional retail stores. At December 1, 2001, there were no other material commitments for capital expenditures.

       The Company has a total of $175.0 million in lines of credit with four commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by imported inventory and accounts receivable. At December 1, 2001 and March 3, 2001, letters of credit outstanding under the lines were $43.3 million and $58.6 million, respectively. At December 1, 2001, there were $30.0 million of short-term borrowings outstanding and $15.1 million of long-term borrowings outstanding, inclusive of its current portion.

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

            In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations." This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes criteria to separately recognize intangible assets apart from goodwill. The Company does not believe that the adoption of this pronouncement will have a material impact on its consolidated financial statements.

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

     In October 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and assets to be disposed of. This statement supersedes FASB 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", however, it retains the fundamental provisions of FASB 121 for
(a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for the Company's first quarter of the year ending March 1, 2003. The Company has not yet determined the impact of adopting this pronouncement on its consolidated financial statements.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

      Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of authorized personnel constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company's actual results to differ materially from those described in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These factors and uncertainties include, among others: the risk that new businesses of the Company will not be integrated successfully; the overall level of consumer spending on apparel; dependence on sales to a limited number of large department store customers; risks related to extending credit to customers; actions of existing or new competitors and changes in economic or political conditions in the markets where the Company sells or sources its products; risks associated with consolidations, restructuring and other ownership changes in the retail industry; changes in trends in the market segments in which the Company competes; risks associated with uncertainty relating to the Company's ability to launch, support and implement new product lines in the United States and Europe; effects of competition; changes in the costs of raw materials, labor and advertising; and, the ability to secure and protect trademarks and other intellectual property rights. These and other risks and uncertainties are disclosed from time to time in the Company's filings with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by or with the approval of authorized personnel. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about interest rate risk

      The Company finances its capital needs through available capital, future earnings, bank lines of credit and its long-term debt which totals $15.1 million, inclusive of its current portion. The Company's exposure to market risk for changes in interest rates are primarily in its investment portfolio and its short and long-term borrowings. The Company, pursuant to investing guidelines, mitigates exposure on its investments by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. All of the Company's indebtedness, including borrowings under its $175 million lines of credit and long-term debt, bear interest at variable rates. Accordingly, changes in interest rates would impact the Company's results of operations in future periods. The Company entered into a swap agreement, effective November 30, 2001, to hedge against interest rate fluctuations on its long-term debt. The swap agreement effectively converts the long-term debt from a variable interest rate to a fixed interest rate of 6.95% per annum.

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


   3(b) Registrant's Restated Certificate of Incorporation is incorporated herein by reference from the Registrant's Quarterly
               Report on Form 10-Q for the fiscal quarter ended August 31, 1995, as amended by a Certificate of Amendment incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996.


   3(c)        Certificate of Designations of Series A Junior Participating
               Preferred Stock of Nautica Enterprises, Inc., in the form as filed with the Secretary of State of the State of Delaware, included as Exhibit A to the Rights Agreement, dated as of November 2, 2001, between Nautica Enterprises, Inc. and Mellon
               Investor Services LLC, as Rights Agent, is incorporated herein by reference from the Registrant's Current Report on Form 8-K filed on November 8, 2001.


  4(i)(a)      Rights Agreement, dated as of November 2, 2001, between Nautica
               Enterprises,  Inc. and Mellon Investor Services LLC, as Rights
               Agent, which includes the Certificate of Designations of Series
               A Junior Participating Preferred Stock as Exhibit A, form of
               Right Certificate as Exhibit B and the Summary of Rights to
               Purchase Preferred Stock as Exhibit C, is incorporated herein by reference from the Registrant's Current Report on Form 8-K filed on November 8, 2001.


10(iii)(a)     Registrant's Executive Incentive Stock Option Plan is
               incorporated herein by reference from the Registrant's
               Registration Statements on Form S-8 (Registration Number
               33-1488), as amended by the Company's Registration Statement on
               Form S-8 (Registration Number 33-45823).


10(iii)(b)     Registrant's 1989 Employee Incentive Stock Plan is incorporated herein by reference from the Registrant's Registration Statement on Form S-8 (Registration Number 33-36040).


10(iii)(c)     Registrant's 1996 Stock Incentive Plan is incorporated herein by reference from Registrant's Registration Statement on Form S-8
               (Registration Number 333-55711).

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


10(iii)(f)     Option Agreement and Royalty Agreement, each dated July 1, 1987, by and among the Registrant and David Chu are incorporated herein by reference from the Registrant's Registration Statement on Form
               S-1 (Registration No. 33-21998), and letter agreement dated May
               1, 1998 between Mr. Chu and the Registrant is incorporated herein by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998. Sale and Cancellation
               Letter Agreement, dated January 7, 2002, between the Registrant and Mr. Chu.


10(iii)(g)     Employment Agreement, dated October 1, 1999, by and between the
               Registrant and John Varvatos, and Split Dollar Agreement, dated
               May 5, 2000, by and between the Registrant and John Varvatos are incorporated herein by reference from the Registrant's Annual
               Report on Form 10-K for the fiscal year ended March 4, 2000.


(b)         Reports on Form 8-K.

               On November 8, 2001, the Company filed a Current Report on Form 8-K relating to the declaration by the Board of Directors of the Registrant, on November 2, 2001, of a dividend distribution of one Right for each outstanding Share of Common Stock, par value $0.10 per share, of the Registrant, to stockholders of record on November 12, 2001. The description and terms of the Rights are set forth in the Rights Agreement, between the Company and Mellon Investor Services LLC, attached as an exhibit to such Current Report on Form 8-K.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     NAUTICA ENTERPRISES, INC.


                                                  By: s/ Harvey Sanders
                                                     -------------------------
                                                     Harvey Sanders
                                                       Chairman of the Board
                                                        and President
Date:  January 11, 2002
     ----------------------------



                                                 By: s/ Wayne A. Marino
                                                    --------------------------
                                                    Wayne A. Marino
                                                       Chief Financial Officer
Date:  January 11, 2002
     ----------------------------