Form 10-K
period 2002-03-02
NAUTICA ENTERPRISES INC
filed 2002-05-30
CIK 93736

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED MARCH 2, 2002

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

         COMMON STOCK                    PREFERRED STOCK PURCHASE RIGHTS
         PAR VALUE $.10 PER SHARE        (Title of Class)
         (Title of class)


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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      On May 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, using the average bid and asked prices of the registrant's stock on such date, was $407,795,543. As of May 28, 2002, there were issued and outstanding 33,616,990 shares of the Company's Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Identification of Document                 Part into which Incorporated
     --------------------------                 ----------------------------
  Proxy Statement  for Annual Meeting
  of Stockholders to be held July 10, 2002.   Part III -- Items 10, 11, 12 and 13

                                    PART I

ITEM 1. BUSINESS.

               Nautica Enterprises, Inc., a Delaware corporation (together with its subsidiaries, the "Company"), through its subsidiaries, designs, sources, markets and distributes apparel under the following brands: Nautica; Nautica Competition; Nautica Jeans Company; Earl Jean; John Varvatos; E. Magrath; and Byron Nelson. These products feature innovative designs, classic and contemporary styling, quality fabrics and functionality.

               Through its wholesale business, the Company sells Nautica branded apparel primarily to leading department and specialty stores in over 2,300 retail locations throughout the United States. Earl Jean and John Varvatos products are sold primarily to high-end department stores, up-scale specialty retailers and fashion forward boutiques in over 1,100 and 60 retail locations, respectively, primarily throughout the United States and certain European markets.

               The Company's in-store shop programs for the Nautica, Nautica Competition and Nautica Jeans Company collections are an integral part of the Company's marketing strategy for its wholesale business. Through this program, the Company and a department store customer create a specific area within the store dedicated to the exclusive merchandising and sale of the Nautica, Nautica Competition or Nautica Jeans Company collections, as the case may be. Each of these shops are outfitted with signature fixtures consistent with the image of each of the brands and present the collections in an integrated, visually attractive environment. At the end of the fiscal year 2002, the number of Nautica in-store shops was approximately 1,500. Since its introduction in 1999, the number of Nautica Jeans shops has grown to approximately 1,100. The continued development of these shop programs is dependent on general apparel industry conditions, continued participation of retail customers and continued demand by consumers for the Nautica collections.

               In addition to its wholesale business, the Company operates 96 Nautica and 12 Nautica Jeans outlet stores. The stores provide a sales channel for Nautica products for value oriented consumers and allows for the organized distribution of excess and out-of-season merchandise.

               The Company strategically extends the Nautica brands and broadens the international distribution of the Nautica apparel collection through license arrangements. The Nautica name and trademarks are currently licensed for a range of products consistent with Nautica's design concepts and image. They are also licensed globally to agents or companies for distribution of the Nautica collection.


BRANDS AND PRODUCTS

               Nautica

               Through the Nautica brand the Company offers a collection of men's sportswear, outerwear and activewear. The Nautica collection features innovative designs, classic styling and quality fabrics. The Nautica name and trademarks are displayed on Nautica products to promote brand awareness and maintain consumer loyalty. While Nautica products are targeted to the 25-55 year old age group, the Company believes that its products appeal to both younger and older consumers who identify with the Nautica lifestyle and image. The Nautica collection is generally priced at a range of price points within the better men's collection category.

               The Nautica collection is designed, like all of the Company's brands, by an in-house design and merchandising staff. Products in the Nautica collection include the following: sportswear and business casual -- sweaters, woven shirts and pants; outerwear -- parkas, anoraks, bomber jackets and inclement weather gear in various fabrications; activewear -- fleece tops and bottoms, tee shirts and swimwear; and, caps. The Nautica collections are sold through the Company's wholly-owned subsidiary, Nautica International, Inc.

               Nautica maintains an inventory of basic, year-round items in order to allow for the continuous replenishment of such stock to its retail customers. Such items include pants, cotton knit polo shirts, cotton sweaters, tee shirts, lightweight jackets and swimwear. Retail customers are able to reorder these products throughout the year via electronic data interchange.

               The Nautica collections are presented during Nautica's four merchandising/selling seasons, with approximately three deliveries in each season. Core and key items are delivered throughout each delivery season along with fashion merchandise based on seasonal themes developed by Nautica's design and merchandising teams. These themed groups are distinguished by their distinctive use of color, novelty prints, innovative fabrics and unique design elements. The four merchandising/selling seasons consist of Spring, Summer, Fall and Holiday.

               Nautica Competition

               The Nautica Competition brand features active-inspired apparel products using performance and activewear fabrics. The Company believes that while these products are aimed at a younger age group (18-40) and it is the "bridge" between Nautica Jeans Company and Nautica, they also appeal to the Nautica core customer.

               The Nautica Competition collection includes activewear inspired knit tops, knit bottoms, sweaters, tee shirts and outwear, including parkas, anoraks, bomber jackets and inclement weather gear. The collection is sold through the Company's wholly-owned subsidiary, Nautica International, Inc.

               The Nautica Competition collections are presented during four merchandising/selling seasons, with approximately two deliveries in each season. All deliveries are based on seasonal athletic themes developed by the Company's in-house design and merchandising staffs and are distinguished by the use of graphics, color and innovative fabrics and styling details.

               Nautica Jeans Company

               Through the Nautica Jeans Company brand, the Company offers a denim-based collection of men's and women's apparel. The products of the Nautica Jeans Company are targeted to the 16-25 year old age group and feature various themes.

               The Nautica Mens Jeans collection includes jeans, woven shirts, knits, bottoms and outerwear. Knits include sweaters, tee shirts and activewear; bottoms include denim jeans, casual pants, denim shorts and casual shorts; and, outerwear includes jean jackets and lightweight, transitional weight and down outerwear. The Nautica Mens Jeans collection is offered through approximately 1,900 doors.

               The Nautica Womens Jeans collection includes a full range of products including jeans, woven shirts, knits, bottoms and outerwear. Knits include sweaters, tee shirts and activewear; bottoms include denim jeans, casual pants, denim skirts, casual skirts, denim dresses, casual dresses, denim shorts and casual shorts; and, outerwear includes jean jackets and lightweight, transitional weight and down outerwear. The Nautica Womens Jeans collection is offered through approximately 645 doors.

               The Nautica Jeans Company collections are presented in twelve fashion deliveries with four key item deliveries. Each delivery includes products that are merchandised together, using colorations, labels, patches and intriguing fabrics. The Nautica Jeans Company products that are offered on a year round basis through the Company's automatic replenishment program include the following: for Nautica Mens Jeans, five basic jeans offered in five different fits and three to five different washes/rinses, tee shirts, twill cargo pants and, seasonally, three denim shorts and a twill cargo short; and, for Nautica Womens Jeans, four basic jeans offered in four different fit and three different washes/rinses, tee shirts, twill pants and, seasonally, two denim shorts in three washes/rinses. The collections are sold through the Company's wholly-owned subsidiary, Nautica Jeans Company.

               Nautica Children's Company

               Through Nautica Children's Company, a wholly owned subsidiary of the Company which commenced operations in April 2001 at the time Nautica Licensing terminated its license agreement with a licensee, the Company offers an active inspired, denim-based collection of boys apparel for infant, toddler and the 4-20 year old age group. The collection includes jeans, woven shirts, knits, bottoms and outerwear. Knits include sweaters, tee shirts and activewear; bottoms include denim jeans, casual pants, denim shorts and casual shorts; and, outerwear includes jean jackets, lightweight, transitional weight and down outerwear.

               The Children's collection is presented in twelve fashion deliveries with four key item deliveries. Each delivery includes products that are merchandised together, using coloration, labels, patches and intriguing fabrics. The Nautica Children's Company products that are offered on a year-round basis through the Company's automatic replenishment program include three different fits, three different washes/rinses, tee shirts, twill cargo pants and, seasonally, two denim shorts in three washes/rinses.

               Nautica Furnishings

               The Nautica robes and sleepwear collection for men includes robes, boxer shorts, jams, henley camp shirts, nightshirts and pull-on pants. The Nautica robes and sleepwear collection for women includes pajamas, knit tops and pants, drawstring shorts, chemise, gowns, nightshirts and robes. Nautica underwear includes woven boxer shorts, knit boxers, knit briefs, tee shirts and athletic shorts. The Nautica men's and women's robes and sleepwear collections and underwear are sold through the Company's wholly-owned subsidiary, Nautica Furnishings, Inc.

               The Nautica robes and sleepwear collections are presented in four merchandising seasons for men and five merchandising seasons for women, with monthly deliveries. The deliveries are distinguished by fabrications, use of color, pattern and prints, and styling. In addition, certain of the products are offered through the Company's automatic replenishment program. Nautica underwear is presented in two merchandising seasons.

               Earl Jean

               The Earl Jean business was acquired by the Company in April 2001. Earl Jean, Inc, a wholly owned subsidiary of the Company, designs, sources, markets and distributes upscale contemporary denim products, related apparel and accessories for women. The brand's core customers are urban professionals and affluent teens ages 18-35, with price points at the high-end of the retail market.

               The Earl Jean collection includes women's jeans in a variety of washes and fabrications, woven shirts, skirts, tee shirts, leather outerwear, handbags, footwear and belts. Earl Jean primarily distributes products through leading upscale specialty and department stores across the United States, Europe and Japan.


               John Varvatos Company

               In 2000, the Company launched the John Varvatos men's contemporary designer collection. The collection is sold to better department stores and specialty stores, domestically and internationally. The collection consists of sportswear, tailored clothing, furnishings, accessories and footwear at men's designer price points. Sportswear includes sweaters, knits, wovens, pants, outerwear and leather; tailored clothing includes suits, jackets, dress pants and top coats; furnishings includes dress shirts and neckwear; and, accessories include scarves, hats, belts, shoes and bags. The John Varvatos collection is sold through the Company's wholly-owned subsidiary, John Varvatos Company. In addition, the John Varvatos Company licenses its trademarks for hosiery and, in a joint venture, a limited edition sneaker collection is produced and distributed.

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


MARKETING

               The Company's in-store shop programs for the Nautica, Nautica Competition and Nautica Jeans Company collections are an integral part of the Company's marketing strategy of its Nautica wholesale business. Through this program, the Company and a department store customer create a specific area within the store dedicated to the exclusive merchandising and sale of the Nautica, Nautica Competition or Nautica Jeans Company collections, as the case may be. Each of these shops, strategically located in the collections departments of leading department stores, are outfitted with signature fixtures consistent with the image of each of the brands and present the collections in an integrated, visually attractive environment.

               The Company plans to continue to expand and update its in-store shops in department stores which currently sell the Nautica, Nautica Competition and Nautica Jeans Company collections and to install such shops in additional retail locations. The continued development of the Company's in-store shop program is dependent on general apparel industry conditions, continued participation by retail customers and continued demand by consumers for the Company's collections.

               In order to maximize the effectiveness of the Company's in-store shop program, the Company operates a merchandise coordinator program. Each of the Company's merchandise coordinators services a group of retail customers within a common geographic region. They communicate with and visit each of their customers on a regular basis to ensure proper visual display of the Company's merchandise, analyze inventory requirements, and provide selling and merchandising support to the sales staff. Merchandise coordinators also train certain department store employees with regard to product features, sales methods and shop management. In addition, they also provide sales information to the Company's retail analysts who monitor retail performance and develop plans to assist these retail customers with future purchases of Company products. Management believes that the performance of the Company's in-store shops is enhanced by the close interaction of its merchandise coordinators with its retail customers.

               Company products are marketed by a regional sales force and sales representatives through its showrooms in New York City, Dallas, Texas, Los Angeles, California and in certain European countries (England, France, Germany, Italy and Spain) to leading department and specialty stores. In fiscal year 2002, May Department Stores Company, Federated Department Stores, Inc. and Dillard Department Stores, Inc. accounted for approximately 26%, 20% and 16%, respectively, of the Company's total sales. No other customer of the Company accounted for 10% or more of the Company's sales during that period.

               The Company implements, on an annual basis, marketing strategies that support and extend brand awareness, build sales and develop the Company's customer base, both geographically and demographically. Targeted marketing initiatives are developed and executed for each of the Company's business units. These marketing initiatives comprise an integrated matrix of communication vehicles that include national and regional print advertising, outdoor and radio advertising, consumer promotions, corporate sponsorships, retail events, in-store merchandising and visual presentations, seasonal fashion shows, brand websites and on-going public relations and consumer outreach programs. Brand communication continues at the in-store level with advertising and brand imagery prominently featured in signature brand fixtures.

               The Nautica brands' advertising campaigns, featured in national and regional consumer magazines, newspapers and trade publications, deliver appropriate brand messages to the desired audiences. Publications featuring Company advertising campaigns reflect the diversification of the Company's businesses with titles that include, among others, GQ, Sports Illustrated, Cosmopolitan, Vanity Fair, DNR, WWD, House & Garden, The New York Times Magazine, Maxim, Vibe and Martha Stewart Living. Outdoor advertising media, utilized on a regional basis, includes bus panels, billboards, commuter rail cards and telephone kiosks.

               Strategically planned retail events, consumer promotions and sponsorships, such as the official apparel sponsorship by Nautica of Team Dennis Conner's Stars & Stripes entry into the 2002 America's Cup Challenge bring attention to the Nautica brand on a global basis while supporting local retail sales and reinforcing the brand's authentic and active image.


PRODUCT DESIGN AND SOURCING

               The Company manages the development of its apparel from initial product concept through color and pattern design, fabric identification and testing and garment manufacturing. Products are designed by in-house design staffs. The design teams work in conjunction with the sales and production teams to determine the apparel styles for a particular season based upon an evaluation of current style trends, prior year's sales and consultations with retail customers. In conjunction with agents located in foreign countries, Nautica arranges fabric sourcing and garment production to ensure that final products satisfy detailed specifications and quality standards.

               The Company contracts for the manufacture of its products and does not own or operate any manufacturing facilities. During fiscal 2002, a significant portion of the Company's products were produced in Asia and other foreign countries, with the remaining portion produced in the United States. In the United States, suppliers operate under the close supervision of Nautica's production department. The Company's agent and sourcing office, based in Hong Kong and Taiwan, respectively, monitor foreign production to ensure compliance with design specifications, quality standards and timely delivery of finished garments. They are assisted by Company employees based in New York who regularly visit with the manufacturers to monitor production. To date, the Company has not experienced difficulty in obtaining manufacturing services. Management believes that many alternate manufacturing sources exist. However, the inability of current sources to satisfy the Company's manufacturing requirements, the loss of certain manufacturers, the loss of an agent of the Company or a delay in locating manufacturing capacity following termination of a manufacturing relationship, could have a material adverse effect on the Company's business and operating results. While the Company has long standing relationships with many of its manufacturers and believes its relations to be good, it does not have long-term commitments with manufacturers.

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

LICENSING

               The Company strategically extends the Nautica product line and broadens the international distribution of the Nautica brand through license arrangements. These license arrangements allow the Company to enter new businesses and countries with minimal capital commitments and to benefit from the experience of the licensee with the licensed product or the local market. The Nautica name and related trademarks are licensed through the Company's wholly-owned subsidiary, Nautica Apparel, Inc. ("Nautica Licensing").

               Nautica Licensing currently licenses products for wholesale distribution in the following product categories: fragrances, tailored clothing, dress shirts, neckwear, watches, hosiery, eyewear, women's swimwear, rainwear, leather belts, wallets and accessories, top coats, gloves, scarves, and umbrellas, and the Nautica Home Collection featuring bedding, bath linens and accessories, tableware and furniture,

               Internationally, Nautica apparel currently is licensed for sale in Argentina, Australia, Bahamas, Bermuda, Bolivia, Bulgaria, Canada, Chile, China, Colombia, Costa Rica, Cyprus, Dominican Republic, Ecuador, Greece, Guatemala, Honduras, Hong Kong, Hungary, Indonesia, Japan, Korea, Malaysia, Mexico, New Zealand, Nicaragua, Panama, Paraguay, Peru, Philippines, Puerto Rico, Romania, Singapore, South Africa, Taiwan, Thailand, Turkey, and Venezuela. In addition to wholesale distribution of Nautica apparel, international licensees operate Nautica retail stores in certain of these markets.

               As a provision of the agreement by which the Company acquired the Nautica brand in 1984, David Chu, Vice Chairman of the Company, is entitled to receive 50% of the net royalty income from licensing the Nautica name and trademarks. The Company receives the remaining 50% of such net royalty income.


DIRECT RETAILING

               Outlet Stores

               The Company operates 96 Nautica and 12 Nautica Jeans outlet stores generally located in outlet centers throughout the United States. Such operations are conducted through its wholly-owned subsidiary, Nautica Retail USA, Inc. These outlet stores have enabled the Company to increase sales in certain geographic markets where Nautica products were not previously available and reach consumers who favor value-oriented retailers. They also provide opportunities for Nautica to sell excess and out-of-season merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices. Nautica outlet stores are geographically positioned to minimize potential conflict with the Company's retail customers.

               Full-Price Stores

               The Company, through wholly-owned subsidiaries, operates four full-price retail stores, as follows: one Nautica store, one John Varvatos store and two Earl Jean stores. The Nautica store, which opened in April 2001, is located in New York's Rockefeller Plaza, and is an attractive showcase for the Nautica brand. The John Varvatos store, which opened in October 2000, and one of the Earl Jean stores, which opened in May 2001, are both located in New York's Soho neighborhood. The other Earl Jean store, which opened in April 2000, is located in Larchmont, California. They all display the breadth of their respective collections.

SEASONALITY

               Historically, the Company has experienced its highest level of sales in the second and third quarters and its lowest level in the first and fourth quarters. In the future, the timing of seasonal shipments may vary by quarter.


TRADEMARKS

               Nautica and its related trademarks (the "Nautica Marks") are registered trademarks of Nautica Licensing in the United States for apparel and certain other products, including all licensed products. Applications to register the Nautica Marks in other product categories have been filed by the Company in the United States. In addition, Nautica Licensing has registered or is in the process of registering the Nautica Marks in over 100 countries throughout the world for apparel and other complementary product categories.

               In addition to the Nautica Marks, the Company and its subsidiaries have registered or are in the process of registering the following trademarks, among others, in the United States and certain other countries for apparel and certain other products: Nautica Competition, Nautica Jeans Company, John Varvatos Company and Earl Jean.

               The Company regards its trademarks and other proprietary rights as valuable assets.


COMPETITION

               The apparel industry is highly competitive. The Company encounters substantial competition from brands such as Polo/Ralph Lauren, Tommy Hilfiger, Claiborne, Lucky Jeans, Polo Jeans, DKNY Jeans, Kenneth Cole, Diesel and Seven, as well as from certain non-designer lines. In addition, department stores, including some of the Company's major retail customers, have increased in recent years the amount of goods manufactured and sold under their own labels. Some of the Company's competitors are significantly larger and more diversified than the Company and have substantially greater resources available for marketing their products. The Company believes that its ability to compete effectively depends upon the continuing appeal of Nautica apparel and the Company's other products to its retail customers and consumers as well as the Company's ability to continue to offer high quality apparel at appropriate price points.


EMPLOYEES

               At March 2, 2002, the Company had approximately 3,300 employees. Approximately 375 of such employees are parties to a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES.


               During 2002, the Company completed construction of an approximately 500,000 square foot warehouse and distribution facility in Martinsville, Virginia. This facility, which will be used for receiving, shipping and warehousing substantially all of the Company's products, will be handling all of such products by Spring 2003. Until such time, the Company is continuing to operate one Company-owned wholesale warehouse and distribution facility in Rockland, Maine of approximately 350,000 square feet. In addition, in Dallas, Texas, one leased facility of approximately 40,000 square feet is used for receiving, shipping and warehousing the Company's products.

               The Company has administrative, sales, design and production offices at 40 West 57th Street, New York, New York, where it occupies under lease approximately 110,000 square feet, at 22 West 19th Street, New York, New York, where it occupies under lease approximately 16,000 square feet, and at 1755 North Main Street, Los Angeles, California, where it occupies under lease approximately 15,000 square feet. It also leases a design studio and offices of approximately 44,000 square feet at 11 West 19th Street, New York, New York, and a design studio of approximately 9,000 square feet at 26 West 17th Street, New York, New York. The Company or its affiliates also lease sales offices in Dallas, Texas and certain European countries, including England, France, Germany, Italy and Spain, and 108 Nautica outlet stores located throughout the United States. The outlet stores range in size from approximately 2,400 to 9,300 square feet, and average approximately 3,800 square feet. In addition the Company opened a John Varvatos full-price retail store in October 2000 in New York's Soho neighborhood and two Earl Jean stores, one in New York's Soho neighborhood that opened in May 2001 and one in Larchmont, California that opened in April 2000. Such full-price retail stores range in size from approximately 1,100 square feet to approximately 5,000 square feet. A Nautica full-price retail store of approximately 12,000 square feet opened in April 2001 in New York's Rockefeller Plaza.

               All of the Company's facilities, including the Martinsville, Virginia distribution facility, are deemed by it to be adequate for the purposes utilized.


ITEM 3. LEGAL PROCEEDINGS.

               None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               No matters were submitted to a vote of security-holders during the fourth quarter of fiscal 2002.

                                   PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

               The Company's common stock is publicly quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the trading symbol "NAUT."

               The following table sets forth for the periods indicated the high and low reported sales prices per share for the common stock as the NASDAQ National Market System.



                                                                              HIGH        LOW
FISCAL 2001
        First Quarter Ended June 3, 2000                                     $12.56    $9.81
        Second Quarter Ended September 2, 2000                                13.00     8.63
        Third Quarter Ended December 2, 2000                                  14.75    11.25
        Fourth Quarter Ended March 3, 2001                                    19.56    12.63


FISCAL 2002
        First Quarter Ended June 2, 2001                                     $21.20   $14.47
        Second Quarter Ended September 1, 2001                                21.65    12.83
        Third Quarter Ended December 1, 2001                                  14.76    10.46
        Fourth Quarter Ended March 2, 2002                                    14.49    12.57


FISCAL 2003
        First Quarter (through May 20, 2002)                                 $16.22   $12.99



               As of May 20, 2002, there were approximately 325 holders of record of the Company's common stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

                                                                                  Year ended
                                                           =========================================================================
                                                             MARCH 2,       March 3,         March 4,   February 27,    February 28,
Amounts in thousands, except per share data                   2002           2001             2000         1999             1998
-------------------------------------------                ----------     ----------       ----------   -----------     ------------
Selected consolidated statements of earnings data
Net sales                                                  $692,092       $627,731         $564,888     $509,128        $451,617

Net earnings                                               $ 17,259       $ 46,103         $ 46,163     $ 58,708        $ 56,418

Net earnings per share of common stock
   Basic                                                      $0.52          $1.45            $1.33        $1.53        $   1.44

   Diluted                                                    $0.50          $1.39            $1.26        $1.45        $   1.35


Cash dividends per share of common stock                       None           None             None         None            None

Selected consolidated balance sheet data
  Total assets                                             $422,070       $378,306         $333,113     $319,304        $298,199
  Long-term debt, excluding current portion                  14,321              -                -           50             100
  Working capital                                           151,214        170,804          168,231      179,566         187,355
  Stockholders' equity                                      322,580        285,264          263,713      255,817         251,169


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

               The Company operates in two primary business segments, Wholesale and Retail. The Wholesale segment consists of businesses that design, market, source and distribute the following to retail store customers: sportswear, activewear, outerwear, a jeans collection, a tailored clothing collection, robes and sleepwear for men; a jeans collection, robes and sleepwear for women; and a children's collection. The Retail segment sells men's, women's and children's apparel and other Nautica-branded products primarily through its retail store locations directly to consumers.

               On April 2, 2001, the Company's licensing unit terminated its license agreement with Hampton Industries, Inc. to market Nautica childrenswear, and established a new business unit to assume operations for this product line.

               On April 30, 2001, the Company, through a wholly-owned subsidiary, acquired substantially all of the assets and assumed certain liabilities of Earl Jean, Inc. ("Earl Jean"), a privately held corporation. Earl Jean is a leading designer, manufacturer, retailer and marketer of luxury women's jeanswear and related apparel.

               Fiscal year ended March 2, 2002 compared to March 3, 2001:

               Net sales increased 10.3% to $692.1 million in the fiscal year ended March 2, 2002 from $627.7 million in the prior year. Wholesale sales increased 8.7% to $516.5 million from $475.2 million due primarily to the strong performance of Nautica Men's and Women's Jeans and the contribution of new businesses including Earl Jean and Nautica Childrenswear. These increases were offset by higher markdown allowances and returns in the Nautica and Nautica Competition brands. Retail sales increased 15.1% to $175.6 million from $152.5 million as a result of sales from new stores opened during the year and full year sales of stores opened in the prior year. Also, the Retail segment was successful in selling through its excess inventory, resulting in lower inventory levels. Same store sales for the year were up 3.0% from the prior year, despite a difficult retail environment.

               Gross profit, as a percentage of sales, was 41.1% compared to 41.5% in the prior year. The decrease is due primarily to higher markdown allowances and returns in the Wholesale segment, an aggressive push to sell through excess inventory in the Retail segment, and additional inventory reserves taken in the Nautica Europe business unit. This decrease was offset, in part, by the continued effort from the Company's operating teams to better source products, and the impact of higher margins on certain new product lines, particularly Earl Jean.

               Selling, general and administrative expenses increased by $53.2 million to $250.1 million from $196.9 million in the prior year. Selling, general and administrative expenses as a percentage of net sales increased to 36.1% from 31.4% in the prior year. The increase in the percentage of net sales is due primarily to the following: costs and charges, principally bad debts and marketing, associated with the Nautica Europe business unit; costs associated with operating additional distribution facilities while the Company transitions its distribution operations to its new facility in Martinsville, Virginia; costs associated with updating store displays to reflect the Company's new icon (the J-class(TM) sailboat); the integration of newer businesses; and several new brand extensions.

               In the fourth quarter of fiscal year 2002, the Company recorded pre-tax special charges of $14.4 million ($9.0 million on an after tax basis) or $0.26 per diluted share. These charges consist of costs related to the closing of the Rockland, Maine distribution facility of approximately $8.7 million, costs of approximately $4.6 million relating to a payment made to the Company's Vice Chairman, net of accrued obligations and certain other costs associated with the cancellation of a 1998 Letter Agreement, and charges relating to certain employee terminations of approximately $1.1 million.

               The Company will be moving its distribution facility from Rockland, Maine to a new distribution and customer service center in Martinsville, Virginia. This transition is expected to be completed no later than January 31, 2003. The charges relating to the distribution facility, which were recognized in the fourth quarter of fiscal 2002, included approximately $7.9 million for the write-down of the facility to its estimated net realizable value and approximately $0.8 million for costs associated with the closure and sale of the facility which are expected to be paid in fiscal 2003. Additional severance related costs associated with the elimination of approximately 300 union and non-union employees in Rockland, Maine totaling approximately $3.4 million on a pre-tax basis will be recognized in the first quarter of fiscal 2003 and are expected to be paid during fiscal 2003. The Company anticipates that these outlays will be funded with cash from operations. The Company expects annual savings associated with these actions to be between $4.0 and $5.0 million. These savings will be reflected in distribution costs and reported in selling, general and administrative expenses in the Company's consolidated financial statements. The Company expects to begin realizing these cost savings in the fourth quarter of fiscal 2003.

               The costs associated with the cancellation of a 1998 Letter Agreement were paid in the fourth quarter of fiscal 2002. The Company expects annual savings to be between $1.0 and $2.0 million. These savings will be reflected in selling, general and administrative expenses in the Company's consolidated financial statements and began being realized in the fourth quarter of fiscal 2002.

               The costs associated with charges relating to certain employee terminations recorded in the fourth quarter of fiscal 2002 are expected to be paid during fiscal 2003 and are anticipated to be funded with cash from operations.

               Net royalty income decreased by $0.9 million to $7.9 million from $8.8 million in the prior year. The decrease is due primarily to the following: the termination of its childrenswear license agreement, the operations of which the Company assumed in the current year; payments received in the prior year as a result of royalty audits; and the termination of its footwear license agreement. This decrease was offset, in part, by sales strength in existing licensed products, particularly home products and small leather goods and accessories.

               Investment income decreased by $1.6 million to $1.5 million from $3.1 million in the prior year. The decrease was due to lower average cash balances during the year as a result of the cash paid for the acquisition of Earl Jean and additional working capital needs, particularly to support the Company's new businesses. Interest expense increased $1.3 million to $1.5 million from $0.2 million in the prior year as a result of interest incurred on the Company's short and long-term borrowings.

               The provision for income taxes decreased to 37.8% from 38.8% of earnings before income taxes in the prior year. The decrease is due primarily to a reduction in the overall effective income tax rates.

               Net earnings decreased $28.8 million to $17.3 million from $46.1 million in the prior year as a result of the factors discussed above. Excluding special charges, net earnings for the current year would have been $26.2 million.

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

               Net royalty income increased by $3.1 million to $8.8 million from $5.7 million in the prior year. The increase is due primarily to increased sales of children's apparel, women's swimwear, small leather goods and accessories, and the launch of a new men's fragrance, Latitude/Longitude. In addition, part of the increase was a result of royalty payments received from audits performed on prior year licensee reported sales.

               Investment income increased by $0.8 million to $2.9 million from $2.1 million in the prior year. The increase is due to higher rates of returns on investments, offset by lower average cash balances.

               The provision for income taxes decreased to 38.8% from 39.2% of earnings before income taxes in the prior year. The decrease is due primarily to a reduction in the effective state income tax rates.

               Net earnings decreased 0.1% to $46.1 million from $46.2 million in the prior year as a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

               During the year ended March 2, 2002, the Company generated cash from operating activities of $91.1 million, principally from net earnings and decreases in accounts receivable and inventory of $14.3 and $41.8 million, respectively, offset by a decrease in accounts payable of $15.4 million. Accounts receivable was 14.8% lower than the prior year due to a reduction in wholesale shipments in the fourth quarter. Inventory was 32.2% lower than the prior year due to the Company's aggressive sell-through of inventory through its Retail outlets, ability to better manage the timing of receipts with customer demand, and reduction in its offerings of replenishment styles. Accounts payable was 30.7% lower than the prior year due to the reduction in inventory. During the year ended March 3, 2001, the Company generated cash from operating activities of $78.0 million, principally from net earnings and a $28.4 million transfer of certain marketable securities into cash equivalents. Increases in accounts receivable and inventory of $17.9 and $24.1 million, respectively, were financed principally by cash generated from net earnings, and increases in accounts payable and accrued expenses. Accounts receivable was 18.6% higher than the prior year due to increased sales and the timing of shipments, with a higher percentage occurring in the last part of the quarter. Inventory was 32.7% higher than the prior year due to increased sales and the timing of merchandise received.

               During the year ended March 2, 2002, cash used in investing activities was $99.6 million. This amount related primarily to the acquisitions of Earl Jean and the Nautica childrenswear business, the purchase of property, plant and equipment for the Nautica in-store shop program, the completion of the new distribution facility in Martinsville, Virginia and the completion of a new full-price retail store in New York's Rockefeller Plaza. The Company expects to continue to incur capital expenditures to expand and update the in-store shop program, and to open additional retail stores. During the year ended March 3, 2001, cash used in investing activities was $41.9 million. This amount consisted primarily of the purchase of property, plant and equipment for the Nautica in-store shop program, opening new retail outlet stores, and the construction of a new distribution facility and a new full-price retail store in New York's Rockefeller Plaza.

               During the year ended March 2, 2002, cash provided by financing activities was $17.6 million. This amount consisted of approximately $15.1 million in long-term borrowings that is being used to finance a portion of the construction and development of the new distribution facility. During fiscal year 2001, the Board of Directors authorized the Company to repurchase up to 4,000,000 shares of its outstanding stock on the open market. Under this authorization and a previous authorization, the Company purchased 2,533,000 shares at a cost of $28.8 million during 2001.

               As of March 2, 2002 and March 3, 2001, the Company had $175.0 and $150.0 million, respectively, in lines of credit with four commercial banks. Such lines of credit are available for short-term borrowings and letters of credit, collateralized by imported inventory and accounts receivable. At March 2, 2002, letters of credit outstanding under the lines were $33.8 million and there were no short-term borrowings outstanding.

               The following is a summary of the Company's contractual obligations for the periods indicated that existed as of March 2, 2002, and is based on information appearing in the Notes to Consolidated Financial
Statements:

                                                 (amounts in millions)

                     Contractual     Less than  1 - 3    4 - 5     After
                     Obligations      1 Year    Years    Years    5 Years   Total
                 -----------------------------------------------------------------

                 Operating leases     $ 17.3   $ 32.4   $ 29.3   $ 71.8   $ 150.8

                 Letters of credit      33.8        -        -        -      33.8

                 Long-term debt          0.8      1.5      1.5     11.3      15.1
                                      --------------------------------------------

                                      $ 51.9   $ 33.9   $ 30.8   $ 83.1   $ 199.7
                                      ============================================

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


NEW ACCOUNTING PRONOUNCEMENTS

               In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force released Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The scope of Issue 01-9 includes vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer of the vendor. This pronouncement is effective for the Company's first quarter of the year ending March 1, 2003. The Company is still in the process of evaluating the impact of adopting this pronouncement on its consolidated financial statements, however, it does not believe that the adoption of this pronouncement will have a material impact on the consolidated financial statements.

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

               In July 2001, the Financial Accounting Standards Board issued SFAS 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective in the first quarter of the year ending March 1, 2003, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment using the guidance for measuring impairment set forth in this statement. The amortization expense of goodwill and intangible assets with indefinite lives for the year ended 2002, 2001 and 2000 totaled $3.6, $0.7 and $0.6 million, respectively. As prescribed under SFAS 142, the Company is in the process of having its goodwill and intangible assets with indefinite lives tested for impairment. The Company does not anticipate any material impairment losses resulting from the adoption of SFAS 142.

               In October 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and assets to be disposed of. This statement supersedes FASB 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," however, it retains the fundamental provisions of FASB 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for the Company's first quarter of the year ending March 1, 2003. The Company is still in the process of evaluating the impact of adopting this pronouncement on its consolidated financial statements, however, it does not believe that the adoption of this pronouncement will have a material impact on the consolidated financial statements.


USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

               The Company's consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Management continually evaluates its estimates and assumptions including those related to allowances for doubtful accounts, sales returns and allowances, inventory valuation, accrual for markdowns and the valuation of long-lived assets. Management bases its estimates and assumptions on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Changes in the economic conditions in the retail industry could have an impact on these estimates and the Company's actual results. Management believes that the following may involve a higher degree of judgment or complexity:

               Allowances for Doubtful Accounts. In the normal course of business, the Company extends credit, on open account, to its retail store customers, after a credit analysis based on financial and other criteria. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its retail store customers to make their required payments. Management bases its allowances through analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collection trends, and an evaluation of the impact of current economic conditions.

               Sales Returns and Allowances. Costs associated with potential returns of merchandise and charge backs are recorded as a reduction to net sales, and are included in the allowance for doubtful accounts. These costs are based upon known returns and allowances, historic trends and the evaluation of the impact of current economic conditions.

               Inventory Valuation. Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out method for certain wholesale inventories and by the first-in, first-out method for retail and the remaining wholesale inventories. The Company marks down inventory for estimated unmarketable inventory equal to the difference between the cost and the estimated net realizable value of the inventory. Management continually assesses the valuation of inventories by reviewing the costing of inventory, the significance of slow-moving inventory, and the impact of current economic conditions.

               Accrual for Markdowns. Costs associated with customer markdowns are recorded as a reduction to net sales, and are included in the allowance for doubtful accounts. These costs result from seasonal negotiations with the Company's retail store customers, as well as historic trends and the evaluation of the impact of current economic conditions.

               Valuation of Long-lived Assets. The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of such assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows.


FORWARD-LOOKING AND CAUTIONARY STATEMENTS

               This Annual Report contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company's actual results to differ materially from those described in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These factors and uncertainties include, among others: the risk that new businesses of the Company will not be integrated successfully; the risk that the Company will experience difficulties with respect to the transitioning and ramp-up of its new distribution facility; the overall level of consumer spending on apparel; dependence on sales to a limited number of large department store customers; risks related to extending credit to customers; actions of existing or new competitors and changes in economic or political conditions in the markets where the Company sells or sources its products; risks associated with consolidations, restructuring and other ownership changes in the retail industry; changes in trends in the market segments in which the Company competes; risks associated with uncertainty relating to the Company's ability to launch, support and implement new product lines in the United States and Europe; effects of competition; changes in the costs of raw materials, labor and advertising; and, the ability to secure and protect trademarks and other intellectual property rights. These and other risks and uncertainties are disclosed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's periodic reports on Forms 10-K and 10-Q, the Company's press releases and in oral statements made by or with the approval of authorized personnel. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

               The Company finances its capital needs through available capital, future earnings, bank lines of credit and its long-term debt which totals $15.1 million, inclusive of its current portion. The Company's exposure to market risk for changes in interest rates is primarily in its investment portfolio and its short and long-term borrowings. The Company, pursuant to investing guidelines, mitigates exposure on its investments by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. All of the Company's indebtedness, including borrowings under its $175.0 million lines of credit and long-term debt, bear interest at variable rates. Accordingly, changes in interest rates would impact the Company's results of operations in future periods. The Company entered into a swap agreement, effective November 30, 2001, to hedge against interest rate fluctuations on its long-term debt. The swap agreement effectively converts the long-term debt from a variable interest rate to a fixed interest rate of 6.95% per annum. Subsequent to year-end, the swap agreement was assigned to another financial institution, which resulted in a reduced fixed interest rate of 6.32% per annum.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               Financial Statements required by Part II, Item 8 are included in Part IV, Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

               The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 10, 2002.


ITEM 11.  EXECUTIVE COMPENSATION.

               The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 10, 2002.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

               The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 10, 2002.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 10, 2002 and by reference to Footnotes G, I and S of the Consolidated Financial Statements included in this report and referred to at
Part IV, Item 14.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements

         The following Consolidated Financial Statements of Nautica Enterprises,
             Inc. and Subsidiaries required by Part II, Item 8, are included in
             Part IV of this report:

                                                                        Page
                                                                        ----
         Report of Independent Certified Public Accountants              F-1

         Consolidated Balance Sheets at March 2, 2002 and
             March 3, 2001                                            F-2 - F-3

         Consolidated Statements of Earnings for each of the three
             years in the period ended March 2, 2002                     F-4

         Consolidated Statements of Stockholders' Equity for each
             of the three years in the period ended March 2, 2002     F-5 - F-6

         Consolidated Statements of Cash Flows for each of the three
             years in the period ended March 2, 2002                     F-7

         Notes to Consolidated Financial Statements                   F-8 - F-28

    2.  Financial Statement Schedule

         Included in Part IV of this report:

         Schedule for each of the three years in the period ended
             March 2, 2002:

         II - Valuation and Qualifying Accounts                          F-29

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

           10(iii)(c) Registrant's 1996 Stock Incentive Plan is incorporated herein by reference from the Registrant's Registration Statement on Form S-8 (Registration Number 333-55711).

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

           10(iii)(f) Option Agreement and Royalty Agreement, each dated July 1,
                      1987, by and among the Registrant and David Chu are incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 33-21998), and letter agreement dated May 1, 1998 between Mr. Chu and the Registrant is incorporated herein by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1998. Sale and Cancellation Letter Agreement, dated January 7, 2002, between the Registrant and Mr. Chu is incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 1, 2001.

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

(b) Reports on Form 8-K.

                 None.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
    NAUTICA ENTERPRISES, INC.


We have audited the accompanying consolidated balance sheets of Nautica Enterprises, Inc. and Subsidiaries as of March 2, 2002 and March 3, 2001, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended March 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nautica Enterprises, Inc. and Subsidiaries as of March 2, 2002 and March 3, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 2, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the schedule listed in the accompanying index at Item 14(a) 2 for each of the three years in the period ended March 2, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





GRANT THORNTON LLP


New York, New York
April 19, 2002

                   Nautica Enterprises, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)

                                                          MARCH 2,     March 3,
                      ASSETS                                2002         2001
                                                          --------     --------
 CURRENT ASSETS
     Cash and cash equivalents                            $ 45,814     $ 36,674
     Short-term investments                                  6,350        5,546
     Accounts receivable - net of allowances of
         $18,313 in 2002 and $10,005 in 2001                89,736      105,269
     Inventories                                            66,443       98,021
     Prepaid expenses and other current assets               5,599        7,477
     Deferred tax benefit                                   18,912       10,859
     Assets held for sale                                    2,842           --
                                                          --------     --------

            Total current assets                           235,696      263,846



 PROPERTY, PLANT AND EQUIPMENT, at cost -
     less accumulated depreciation and amortization        111,327      101,361



 GOODWILL, at cost - less accumulated amortization          31,328        5,243

 INTANGIBLES, at cost - less accumulated amortization       35,489        1,512

 OTHER ASSETS                                                8,230        6,344
                                                          --------     --------

                                                          $422,070     $378,306
                                                          ========     ========

The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                    (amounts in thousands, except share data)

                                                                 MARCH 2,       March 3,
       LIABILITIES AND STOCKHOLDERS' EQUITY                       2002           2001
                                                                ---------      ---------
CURRENT LIABILITIES
    Current maturities of long-term debt                        $     754      $      --
    Accounts payable - trade                                       30,402         43,881
    Accrued expenses and other current liabilities                 44,037         37,613
    Income taxes payable                                            9,289         11,548
                                                                ---------      ---------

           Total current liabilities                               84,482         93,042



LONG-TERM LIABILITIES
     Long-term debt - net                                          14,321             --
     Interest rate swap liability                                     687             --
                                                                ---------      ---------

           Total long-term liabilities                             15,008             --



COMMITMENTS AND CONTINGENCIES



STOCKHOLDERS' EQUITY
    Preferred stock - par value $.01; authorized, 2,000,000
        shares; no shares issued                                       --             --
    Common stock - par value $.10; authorized, 100,000,000
        shares; issued, 44,718,000 shares in 2002 and
        43,329,000 shares in 2001                                   4,472          4,333
    Additional paid-in capital                                     93,546         71,766
    Retained earnings                                             385,407        368,148
    Accumulated other comprehensive (loss) - net of
         deferred tax benefit of $1,132 in 2002                    (1,862)            --
    Common stock in treasury at cost; 11,498,000 shares
        in 2002 and 2001                                         (158,983)      (158,983)
                                                                ---------      ---------

                                                                  322,580        285,264
                                                                ---------      ---------

                                                                $ 422,070      $ 378,306
                                                                =========      =========

The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (amounts in thousands, except share data)

                                                           YEAR ENDED        Year ended        Year ended
                                                            MARCH 2,           March 3,          March 4,
                                                              2002               2001             2000
                                                          ------------      ------------      ------------
Net sales                                                 $    692,092      $    627,731      $    564,888
Cost of goods sold                                             407,677           367,171           323,887
                                                          ------------      ------------      ------------

    Gross profit                                               284,415           260,560           241,001

Selling, general and administrative expenses                   250,078           196,927           172,885
Special charges                                                 14,442                --                --
Net royalty income                                              (7,860)           (8,779)           (5,748)
                                                          ------------      ------------      ------------

    Operating profit                                            27,755            72,412            73,864

Investment income                                                1,471             3,075             2,204
Interest expense                                                (1,474)             (156)             (137)
                                                          ------------      ------------      ------------

    Earnings before provision for income taxes                  27,752            75,331            75,931

Provision for income taxes                                      10,493            29,228            29,768
                                                          ------------      ------------      ------------

    NET EARNINGS                                          $     17,259      $     46,103      $     46,163
                                                          ============      ============      ============


Net earnings per share of common stock:
    Basic                                                 $       0.52      $       1.45      $       1.33
                                                          ============      ============      ============

    Diluted                                               $       0.50      $       1.39      $       1.26
                                                          ============      ============      ============


Weighted-average number of common shares outstanding:
    Basic                                                   32,946,000        31,862,000        34,805,000
                                                          ============      ============      ============

    Diluted                                                 34,319,000        33,241,000        36,597,000
                                                          ============      ============      ============

The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           Years ended March 2, 2002, March 3, 2001 and March 4, 2000
                    (amounts in thousands, except share data)

                                                                                                Accumulated
                                                       Common stock      Additional               other
                                                    ------------------    paid-in    Retained  comprehensive   Treasury
                                                      Shares    Amount    capital    earnings  income (loss)     stock      Total
                                                    ----------  ------   ----------  --------  -------------  ----------  ----------
Balance at February 27, 1999                        42,604,000  $4,260    $66,813    $275,882     $  (35)     $ (91,103)  $ 255,817

Common stock issued on exercise of stock options        92,000      10        558                                               568
Income tax benefit from stock options                                         188                                               188
Purchase of treasury stock                                                                                      (39,058)    (39,058)
Comprehensive income
   Net earnings                                                                        46,163                                46,163
   Net unrealized investment gain, net of
      deferred taxes                                                                                  35                         35
                                                    ----------  ------    -------    --------     ------      ---------   ---------
                                                                                                                             46,198

Balance at March 4, 2000                            42,696,000   4,270     67,559     322,045          -      (130,161)     263,713

Common stock issued on exercise of stock options       633,000      63      2,183                                             2,246
Income tax benefit from stock options                                       2,024                                             2,024
Purchase of treasury stock                                                                                      (28,822)    (28,822)
Net earnings                                                                           46,103                                46,103
                                                    ----------  ------    -------    --------     ------      ---------   ---------

Balance at March 3, 2001(carried forward)           43,329,000   4,333     71,766     368,148          -      (158,983)     285,264

The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

           Years ended March 2, 2002, March 3, 2001 and March 4, 2000
                    (amounts in thousands, except share data)

                                                                                               Accumulated
                                                     Common stock       Additional                other
                                                  --------------------   paid-in    Retained   comprehensive   Treasury
                                                   Shares     Amount     capital    earnings   income (loss)     stock      Total
                                                  ----------  --------  ----------  ---------  -------------  ----------  ----------
Balance at March 3, 2001 (brought forward)        43,329,000  $  4,333  $  71,766   $ 368,148    $      --    $(158,983)  $ 285,264

Common stock issued in connection with the
   acquisition of Earl Jean, Inc.                  1,122,000       112     18,354                                            18,466
Common stock issued on exercise of stock options     267,000        27      2,531                                             2,558
Income tax benefit from stock options                                         895                                               895
Comprehensive income
    Net earnings                                                                       17,259                                17,259
    Other comprehensive (loss), net of taxes:
        Foreign currency translation adjustments                                                    (1,435)                  (1,435)
        Unrealized loss on interest rate swap                                                         (427)                    (427)
                                                  ----------  --------  ---------   ---------    ---------    ---------   ---------
                                                                                                                             15,397

BALANCE AT MARCH 2, 2002                          44,718,000  $  4,472  $  93,546   $ 385,407    $  (1,862)   $(158,983)  $ 322,580
                                                  ==========  ========  =========   =========    =========    =========   =========

The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                    YEAR ENDED    Year ended    Year ended
                                                                      MARCH 2,     March 3,      March 4,
                                                                       2002          2001          2000
                                                                    ----------    ----------    ----------
Cash flows from operating activities
   Net earnings                                                      $ 17,259      $ 46,103      $ 46,163
   Adjustments to reconcile net earnings to net cash
      provided by operating activities
        Deferred income taxes                                          (6,921)       (2,478)       (1,035)
        Depreciation and amortization                                  29,045        22,968        17,072
        Provision for bad debts                                         5,161         1,451         1,424
        Loss on impairment of long-lived assets                         7,870            --            --
        Changes in operating assets and liabilities, net
              of assets and liabilities acquired
             Short-term investments                                      (804)       28,445        21,116
             Accounts receivable                                       14,342       (17,935)         (768)
             Inventories                                               41,766       (24,142)       (3,667)
             Prepaid expenses and other current assets                  1,902        (2,024)          (20)
             Other assets                                              (1,824)          (36)       (2,686)
             Accounts payable - trade                                 (15,394)       14,833          (548)
             Accrued expenses and other current liabilities               109         7,054         3,292
             Income taxes payable                                      (1,363)        3,779         3,458
                                                                     --------      --------      --------
             Net cash provided by operating activities                 91,148        78,018        83,801
                                                                     --------      --------      --------
Cash flows from investing activities
   Purchase of property, plant and equipment                          (44,268)      (41,712)      (33,289)
   Acquisitions, net of cash acquired                                 (55,282)           --            --
   Payments to register trademark                                         (91)         (199)         (277)
                                                                     --------      --------      --------
             Net cash used in investing activities                    (99,641)      (41,911)      (33,566)
                                                                     --------      --------      --------
Cash flows from financing activities
   Proceeds from long-term debt                                        15,075            --            --
   Principal payments on long-term debt                                    --            --          (100)
   Proceeds from issuance of common stock                               2,558         2,246           568
   Purchase of treasury stock                                              --       (28,822)      (39,058)
                                                                     --------      --------      --------
             Net cash provided by (used in) financing activities       17,633       (26,576)      (38,590)
                                                                     --------      --------      --------
             INCREASE IN CASH AND
               CASH EQUIVALENTS                                         9,140         9,531        11,645

Cash and cash equivalents at beginning of year                         36,674        27,143        15,498
                                                                     --------      --------      --------
Cash and cash equivalents at end of year                             $ 45,814      $ 36,674      $ 27,143
                                                                     ========      ========      ========
Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                           $  1,844      $     --      $     --
    Cash paid during the year for income taxes                       $ 18,724      $ 27,829      $ 27,389

The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 March 2, 2002, March 3, 2001 and March 4, 2000
                    (amounts in thousands, except share data)



NOTE A - SUMMARY OF ACCOUNTING POLICIES

      Nautica Enterprises, Inc. (the "Company") and Subsidiaries are primarily engaged in the design, marketing, sourcing, distributing and sale of men's, women's and children's apparel. The principal market for the Company's products is the United States.

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

      2.    Use of Estimates

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

      3.    Fair Value of Financial Instruments

            The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying value due to their short-term maturities. The fair value of long-term debt approximates the carrying value and is estimated based on the current interest rates offered to the Company for debt of similar maturity.

      4.    Cash and Cash Equivalents

            For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist principally of municipal bonds and short-term notes. The market value of the cash equivalents approximates cost.

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 2, 2002, March 3, 2001 and March 4, 2000
                    (amounts in thousands, except share data)



NOTE A (CONTINUED)

      5.    Short-Term Investments

            Short-term investments are classified as trading securities and are adjusted to market value at the end of each accounting period. Unrealized market gains and losses are included in earnings. Realized gains and losses on sales of investments are determined on a specific identification basis, and are included in earnings.

      6.    Revenue Recognition

            Revenue within wholesale operations is recognized at the time merchandise is shipped to customers. Retail store revenues are recognized at the time of sale. Allowances for estimated returns and discounts are provided when sales are recorded.

      7.    Inventories

            Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for certain wholesale inventories and by the first-in, first-out ("FIFO") method for retail and the remaining wholesale inventories.

            Inventories valued using the LIFO method, consisting primarily of finished goods, comprised 34% and 43% of consolidated inventories before LIFO adjustment at March 2, 2002 and March 3, 2001, respectively. Had the Company utilized the FIFO method of accounting for all inventory, inventories would have been higher by $2,285 and $2,679 at March 2, 2002 and March 3, 2001, respectively.

      8.    Property, Plant and Equipment

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

      9.    Goodwill

            Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill recorded in connection with acquisitions has been amortized using the straight-line method over a ten- to forty-year period through March 2, 2002. SFAS No. 142, "Goodwill and Other Intangible Assets,"

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 2, 2002, March 3, 2001 and March 4, 2000
                    (amounts in thousands, except share data)



NOTE A (CONTINUED)

            changes the accounting for goodwill from an amortization method to an impairment-only approach and, accordingly, amortization of goodwill will cease beginning on March 3, 2002.

      10.   Intangibles

            Intangibles represent trademarks that are being amortized using the straight-line method over the estimated useful lives of the assets. SFAS No. 142 changes the accounting for intangible assets without determinable lives from an amortization method to an impairment-only approach, and accordingly, amortization of trademarks without determinable lives will cease beginning on March 3, 2002.

      11.   Income Taxes

            The Company and its wholly-owned subsidiaries file a consolidated Federal income tax return. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax law.

      12.   Earnings Per Share

            Basic net earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted net earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of options, which are convertible into common shares. Dilutive stock options included in the calculation of diluted weighted-average shares were 1,373,000, 1,379,000 and 1,792,000 in 2002, 2001 and 2000, respectively.

            Options which were excluded from the calculation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive, were 2,161,000, 2,281,000 and 4,092,000 in
            2002, 2001 and 2000, respectively.

      13.   Valuation of Long-Lived Assets

            The Company continually reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of such assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period and recognizes an impairment loss if the carrying value exceeds the expected future cash flows. The impairment loss is measured based

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 2, 2002, March 3, 2001 and March 4, 2000
                    (amounts in thousands, except share data)



NOTE A (CONTINUED)

            upon the difference between the fair value of the asset and its recorded carrying value. See Note S for long-lived asset write-down recorded in connection with the closing of the distribution facility in Rockland, Maine.

      14.   Shipping and Handling Fees and Costs

            Shipping and handling fees billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as a cost of sales.

      15.   Advertising

            All costs associated with advertising products are expensed when the advertising takes place. Costs associated with cooperative advertising programs, under which the Company generally shares the cost of a customer's advertising expenditures, are expensed when the related revenues are recognized. Advertising expenses were $31,300, $29,200 and $26,500 in 2002, 2001 and 2000, respectively.

      16.   Foreign Currency Translation

            The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars in accordance with SFAS 52, "Foreign Currency Translation." Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity. Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate. These adjustments, along with gains and losses on currency transactions, are reflected in the consolidated statements of earnings.

      17.   Fiscal Year

            References made to 2002, 2001 and 2000 relate to the fiscal years ended March 2, 2002, March 3, 2001 and March 4, 2000, respectively. Results for 2002 and 2001 include 52 weeks and results for 2000 include 53 weeks.

      18.   Reclassifications

            Certain amounts in prior years have been reclassified to conform with classifications used in 2002.

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 2, 2002, March 3, 2001 and March 4, 2000
                    (amounts in thousands, except share data)



NOTE B - SHORT-TERM INVESTMENTS

      The following summarizes short-term investments:

                                                  Gross unrealized
                                                  ----------------    Market
                                         Cost     Gains     Losses    value
                                        ------    ------    ------    ------
   MARCH 2, 2002
      REAL ESTATE INVESTMENT TRUSTS     $5,518     $879     $(47)     $6,350
                                        ======     ====     ====      ======

   March 3, 2001
      Real estate investment trusts     $5,202     $345     $ (1)     $5,546
                                        ======     ====     ====      ======

      For 2002, 2001 and 2000, gross realized gains on securities totaled $316, $268 and $16, respectively. In 2002, 2001 and 2000, gross realized losses totaled $0, $289 and $296, respectively.


NOTE C - PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are summarized as follows:

                                                      2002         2001
                                                    --------     --------
      Land                                          $  1,025     $    515
      Buildings and improvements                      10,340       11,771
      Machinery, equipment and fixtures              135,657      111,174
      Leasehold improvements                          42,297       27,936
      Construction in progress                         3,077       17,499
                                                    --------     --------

                                                     192,396      168,895
      Accumulated depreciation and amortization       81,069       67,534
                                                    --------     --------

                                                    $111,327     $101,361
                                                    ========     ========

NOTE D - SHORT-TERM BORROWINGS

      As of March 2, 2002 and March 3, 2001, the Company had $175,000 and $150,000, respectively, in lines of credit with four commercial banks. Such lines of credit are available for short-term borrowings and letters of credit, collateralized by imported inventory and accounts receivable. At March 2, 2002, letters of credit outstanding under the lines were $33,805. At March 2, 2002 and March 3, 2001, there were no short-term borrowings outstanding.

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 2, 2002, March 3, 2001 and March 4, 2000
                    (amounts in thousands, except share data)



NOTE E - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consist of the following:

                                                     2002        2001
                                                    -------     -------
        Payroll and other employee compensation     $16,052     $14,649
        Royalties                                     1,615       3,773
        Advertising and promotion                     3,438       2,136
        Accrued rent                                  2,921       2,228
        Other                                        20,011      14,827
                                                    -------     -------

                                                    $44,037     $37,613
                                                    =======     =======

NOTE F - STOCKHOLDERS' EQUITY

      During fiscal 2001, the Board of Directors authorized the Company to repurchase up to 4,000,000 shares of its outstanding stock on the open market. Under this authorization and a previous authorization, the Company purchased 2,533,000 shares of its outstanding stock at a cost of $28,822 during 2001.

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

      On November 2, 2001, the Board of Directors adopted a resolution providing for the issuance of one series of the Company's Preferred Stock to be designated Series A Junior Participating Preferred Stock in accordance with the adoption of a Stockholder Rights Plan (see Note R). The number of shares of this series authorized to be issued is 400,000. Such number may be increased or decreased by resolution of the Board of Directors.

NOTE G - COMMITMENTS AND CONTINGENCIES

      1.    Leases

            The Company leases real property and equipment, under operating leases expiring at various dates through 2021. Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs. Rent expense amounted to approximately $21,199 in 2002, $15,122 in 2001 and $11,889 in 2000.

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 2, 2002, March 3, 2001 and March 4, 2000
                    (amounts in thousands, except share data)



NOTE G (CONTINUED)

            At March 2, 2002, minimum rental commitments under noncancellable leases are as follows:

                2003                                  $   17,295
                2004                                      16,730
                2005                                      15,678
                2006                                      15,061
                2007                                      14,276
                Thereafter                                71,753
                                                      ----------

                Total minimum payments required       $  150,793
                                                      ==========

      2.    Stock Purchase Agreement and Life Insurance Proceeds

            The Company is a party to an agreement with the Chairman and the Vice Chairman of the Company, which provides, upon the death of either of the aforementioned stockholders, and at the request of their respective estates, that the Company will purchase a part of the common shares of the deceased stockholder. The Company has obtained policies of life insurance on the lives of the stockholders for the purpose of utilizing the proceeds from such insurance for the purchase of the shares of the Company's common stock. The agreement provides for the Company to purchase the deceased stockholder's shares of common stock at a defined market value on the date of death. The Company's obligation to purchase the common shares of the deceased stockholder is limited to the life insurance proceeds received by the Company on the death of such stockholder. The agreement also provides, as soon after the death of the stockholder as is practicable and upon the request of the estate of the deceased stockholder, for the filing of a registration statement with the Securities and Exchange Commission for an offering of the shares of common stock, if any, not purchased by the Company.

      3.    Executive Compensation

            In the event of a change in control of the Company as defined in the agreement, certain members of senior management have the right to receive a lump-sum payment upon termination of employment other than for cause or permanent disability or resignation for good reason within three years. Such payments are to be equal to the excess of
            (i) the product of 2.90 multiplied by the "base amount" as determined within the meaning of Section 280G of the Internal Revenue Code over (ii) the value on the date of the Change of Control Event of noncash benefits as defined in the agreement. At March 2, 2002, the maximum amount payable, applicable to three individuals, would be approximately $8,548.

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 2, 2002, March 3, 2001 and March 4, 2000
                    (amounts in thousands, except share data)



NOTE G (CONTINUED)

      4.    Concentrations

            In the normal course of business, the Company extends credit, on open account, to its retail store customers, after a credit analysis based on financial and other criteria. May Department Stores Company, Federated Department Stores, Inc. and Dillard Department Stores, Inc. accounted for approximately 26%, 20% and 16%, respectively, of sales in 2002, 25%, 19% and 16%, respectively, of sales in 2001 and 23%, 18% and 17%, respectively, of sales in 2000. The Company does not believe that this concentration of sales and credit risks represents a material risk of loss with respect to its financial position as of March 2, 2002.

      5.    Other

            The Company is subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of all such proceedings will not have a material adverse effect on the Company.

NOTE H - INCOME TAXES

      Significant components of the Company's deferred taxes at March 2, 2002 and March 3, 2001 are as follows:

                                                           2002          2001
                                                         --------      --------
Deferred tax assets (liabilities)
    Deferred compensation                                $  2,690      $  2,269
    Allowance for doubtful accounts and sales discounts     3,362         2,299
    Capitalized inventory costs                             1,047         1,789
    Nondeductible accruals                                  9,001         7,561
    Depreciation                                           (1,287)       (3,059)
    Impairment of long-lived assets                         2,967            --
    Foreign currency translation                              872            --
    Interest rate swap                                        260            --
                                                         --------      --------

                                                         $ 18,912      $ 10,859
                                                         ========      ========

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 2, 2002, March 3, 2001 and March 4, 2000
                    (amounts in thousands, except share data)



NOTE H (CONTINUED)

      The provision for income taxes is comprised of the following:

                                   2002          2001          2000
                                 --------      --------      --------
         Current
             Federal             $ 14,904      $ 27,506      $ 26,187
             State and local        2,510         4,200         4,616
         Deferred                  (6,921)       (2,478)       (1,035)
                                 --------      --------      --------

                                 $ 10,493      $ 29,228      $ 29,768
                                 ========      ========      ========

      The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements:

                                            2002       2001       2000
                                           PERCENT    Percent    Percent
                                          OF INCOME  of income  of income
                                          ---------  ---------  ---------
      Computed "expected" provision
          for Federal income taxes          35.0%      35.0%      35.0%
      State taxes - net of Federal
          income tax benefit                 4.2        3.6        4.0
      Other                                 (1.4)        .2         .2
                                            ----       ----       ----

      Actual provision for income taxes     37.8%      38.8%      39.2%
                                            ====       ====       ====

NOTE I - TRANSACTIONS WITH RELATED PARTIES

      The Company has the exclusive right to use, exploit and license others to so use and exploit the Nautica name and trademarks. The Vice Chairman of the Company receives 50% of the net royalty income received by the Company with respect to the use of the Nautica name and trademarks. The Vice Chairman earned royalties of approximately $7,860, $8,779 and $5,748 in 2002, 2001 and 2000, respectively. The Vice Chairman was entitled to receive a design fee of up to 1.5% of the net sales of certain new products. On January 9, 2002, this agreement was cancelled by the Company for a payment to the Vice Chairman of $5,600 (see Note S). The design fee accrued by the Company for 2002, in the amount of $1,159, was also cancelled. For 2001 and 2000, the Vice Chairman received design fees of $1,203 and $1,014, respectively. At March 2, 2002 and March 3, 2001, the amount due to the Vice Chairman included in accrued expenses and other current liabilities was approximately $1,615 and $3,773, respectively. The Vice Chairman has the right of first refusal to purchase the Company's right and interests in the name "Nautica" in the event the Company abandons, sells or disposes of its interest in the name.

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 2, 2002, March 3, 2001 and March 4, 2000
                   (amounts in thousands, except share data)



NOTE I (CONTINUED)

      The law firm of Hughes, Hubbard & Reed LLP provides professional services to the Company. A Director of the Company is the managing partner of such firm, and another partner is the brother-in-law of the Company's Chairman. For the years ended 2002, 2001 and 2000, the Company paid $1,352, $1,596 and $1,227, respectively, to Hughes, Hubbard & Reed LLP.

      The firm of Chu/Pettersen Interior Design, Inc. provides interior design and related services to the Company. The Vice President of such firm is the brother of the Company's Vice Chairman. For the years ended 2002, 2001 and 2000, the Company paid $105, $238 and $201, respectively, to Chu/Pettersen Interior Design, Inc.

NOTE J - MULTIEMPLOYER PENSION PLAN

      The Company contributed approximately $94, $83 and $56 in 2002, 2001 and 2000, respectively, to a multiemployer pension plan for employees covered under a collective bargaining agreement. The plan is not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Multiemployer Pension Plan Amendments Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plan terminates or the Company withdraws, the Company could be subject to a "withdrawal liability." As of March 2, 2002, the Company's share of unfunded vested benefits, if any, was not available from the plan's administrators.

NOTE K - PROFIT-SHARING RETIREMENT AND SAVINGS PLAN

      The Company has a contributory retirement savings plan (Section 401(k) of the Internal Revenue Code) for all full-time employees. Under the provisions of the plan, eligible employees are permitted to contribute up to 15% of their salary subject to specified limits. The plan provides for discretionary employer matching contributions not to exceed the lesser of 100% of the employee's contribution or 6% of the employee's compensation. The amount of Company contributions to the plan charged to expense was $256, $318 and $309 in 2002, 2001 and 2000, respectively.

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 2, 2002, March 3, 2001 and March 4, 2000
                    (amounts in thousands, except share data)



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

      On July 1, 1987, the Company entered into an Option Agreement (the "Agreement") with its Vice Chairman. The Agreement granted the Vice Chairman the option to purchase, as adjusted for stock splits and subject to future adjustments, up to an aggregate of 2,262,000 shares of the Company's common stock at a purchase price of $.87 per share. The options shall expire 60 days after the earlier of (i) July 1, 2007, or (ii) 10 months following the date that the Vice Chairman of the Company ceases to be employed by the Company. During the year ended March 3, 2001, the Vice Chairman exercised 400,000 options. At March 2, 2002, 282,000 options exercisable at $.87 per share remain outstanding.

      For financial reporting purposes, the tax benefit resulting from compensation expense allowable for income tax purposes in excess of the expense recorded in the financial statements, amounting to $895, $2,024 and $188 during the years ended March 2, 2002, March 3, 2001 and March 4, 2000, respectively, has been credited to additional paid-in capital.

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 2, 2002, March 3, 2001 and March 4, 2000
                    (amounts in thousands, except share data)



NOTE L (CONTINUED)

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

                                        2002           2001           2000
                                     ----------     ----------     ----------
  Net earnings
      As reported                    $   17,259     $   46,103     $   46,163
      Pro forma                           9,050         37,502         36,359

  Basic net earnings per share
      As reported                    $     0.52     $     1.45     $     1.33
      Pro forma                            0.27           1.18           1.04

  Diluted net earnings per share
      As reported                    $     0.50     $     1.39     $     1.26
      Pro forma                            0.27           1.15           1.00

      These pro forma amounts may not be representative of future disclosures because they do not take into account the effect of pro forma compensation expenses related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended March 2, 2002, March 3, 2001 and March 4, 2000, respectively: expected volatility of 50%, 44% and 50%; risk-free interest rates of 5.0%, 5.3% and 6.0%; and expected lives of seven years.

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 2, 2002, March 3, 2001 and March 4, 2000
                    (amounts in thousands, except share data)



NOTE L (CONTINUED)

      The table below summarizes the activity in the plans:

                                        2002                              2001                              2000
                             ---------------------------       ---------------------------      -----------------------------
                                               WEIGHTED-                         Weighted-                          Weighted-
                                                AVERAGE                           average                            average
                                               EXERCISE                          exercise                           exercise
                              SHARES             PRICE          Shares             price          Shares              price
                             ---------        ---------        ---------        ----------      ----------         ----------
Outstanding at
   beginning of year         5,626,000        $15.28           5,734,000        $15.02          4,316,000            $16.45

Granted                        180,000         15.48             390,000         14.99          1,812,000             11.47
Exercised                     (267,000)         9.64            (233,000)         8.15            (92,000)             6.15
Cancelled                     (247,000)        18.19            (265,000)        15.48           (302,000)            23.25
                             ----------                        ---------                        ---------

Outstanding at end of
   year                      5,292,000         15.44           5,626,000         15.28          5,734,000             15.02
                             =========                         =========                        =========

Exercisable at end of
   Year                      3,554,000         15.22           3,109,000         14.31          2,684,000             13.51
                             =========                         =========                        =========

Weighted-average fair
   value of options granted
   during the year                              8.91                              8.07                                 6.80

      The following table summarizes information concerning currently outstanding and exercisable stock options in the plans at March 2, 2002:

                                      Options outstanding                             Options exercisable
                     ------------------------------------------------------        -----------------------------
                                             Weighted-
                                              average            Weighted-                             Weighted-
                                             remaining            average                               average
    Range of           Number               contractual          exercise            Number            exercise
 exercise prices     outstanding               life                price           exercisable           price
----------------     -----------            -----------          ---------         -----------         ---------
$ 3.28- $ 4.45          591,000               1.66               $  3.74              591,000           $  3.74
  6.22 - 16.81        2,560,000               6.60                 11.31            1,320,000             10.10
 17.93 - 26.00        2,141,000               5.59                 23.60            1,643,000             23.48
                      ---------                                                    ----------

                      5,292,000                                                     3,554,000
                      =========                                                    ==========

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 2, 2002, March 3, 2001 and March 4, 2000
                    (amounts in thousands, except share data)



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

      The Company has the following two reportable segments: Wholesale and Retail. The Wholesale segment designs, markets, sources and distributes the following to retail store customers: sportswear, activewear, outerwear, a jeans collection, a tailored clothing collection, robes and sleepwear for men; a jeans collection, robes and sleepwear for women; and a children's collection. The Retail segment sells men's, women's and children's apparel and other Nautica-branded products primarily through its retail store locations directly to consumers.

      The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit is based on earnings before provision for income taxes. The reportable segments are distinct business units, separately managed with different distribution channels. The following information about the two segments is as of March 2, 2002 and for each of the three years in the period then ended:

                                                                     All       Corporate/
                                        Wholesale      Retail       other     eliminations    Totals
                                        ---------     --------     -------    ------------   --------
MARCH 2, 2002
   NET SALES FROM EXTERNAL CUSTOMERS     $516,486     $175,606     $    --     $     --      $692,092
   SEGMENT OPERATING PROFIT (LOSS)         32,262       12,758       7,859      (25,124)       27,755
   SEGMENT ASSETS                         287,294       44,606       8,625       81,545       422,070
   DEPRECIATION EXPENSE                    20,048        2,817       1,621          879        25,365
   CAPITAL EXPENDITURES                    30,357       10,363          --        3,548        44,268


March 3, 2001
   Net sales from external customers     $475,185     $152,546     $    --     $     --      $627,731
   Segment operating profit (loss)         50,477       20,391       9,314       (7,770)       72,412
   Segment assets                         251,446       49,740      11,185       65,935       378,306
   Depreciation expense                    18,371        1,857         517        1,280        22,025
   Capital expenditures                    27,006        9,287         787        4,632        41,712


March 4, 2000
   Net sales from external customers     $426,927     $137,765     $   196     $     --      $564,888
   Segment operating profit (loss)         58,522       19,644       3,437       (7,739)       73,864
   Segment assets                         204,573       37,580       9,281       81,679       333,113
   Depreciation expense                    13,804        1,340         397          597        16,138
   Capital expenditures                    28,128        3,122         148        1,891        33,289

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 2, 2002, March 3, 2001 and March 4, 2000
                    (amounts in thousands, except share data)



NOTE M (CONTINUED)

      Net sales from external customers represent sales in the United States, except for foreign sales of $10,437, $14,362 and $7,392 in 2002, 2001 and 2000, respectively.

      Long-lived assets in foreign countries were $3,328 and $1,785 for the years ended 2002 and 2001, respectively.

      The All other column represents activity of the Company's licensing unit.

      In the Corporate/eliminations column, the segment assets primarily consist of the Company's cash and investment portfolio and the segment operating profit (loss) consists of corporate overhead expenses and special charges (see Note S).

 NOTE N - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          JUNE 2        SEPTEMBER 1     DECEMBER 1        MARCH 2
                                        -----------     -----------     -----------     ------------
2002

   NET SALES                            $   135,190     $   199,256     $   201,040     $    156,606
   GROSS PROFIT                              57,761          83,006          81,175           62,473
   NET EARNINGS (LOSS)                        3,173           8,896          13,585           (8,395)
   NET EARNINGS (LOSS) PER SHARE OF
      COMMON STOCK
        BASIC                           $      0.10     $      0.27     $      0.41     $      (0.25)
        DILUTED                                0.09            0.26            0.40            (0.25)
   WEIGHTED-AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING
        BASIC                            32,259,000      33,158,000      33,173,000       33,195,000
        DILUTED                          34,025,000      34,726,000      34,157,000       33,195,000

                                          June 3        September 2     December 2        March 3
                                        -----------     -----------     -----------     ------------
2001
   Net sales                            $   121,274     $   169,625     $   178,628     $    158,204
   Gross profit                              50,136          69,952          74,231           66,241
   Net earnings                               3,094          13,412          16,515           13,082
   Net earnings per share of
      common stock
        Basic                           $      0.09     $      0.43     $      0.52     $       0.41
        Diluted                                0.09            0.41            0.50             0.39
   Weighted-average number of
       common shares outstanding
        Basic                            32,627,000      31,415,000      31,655,000       31,676,000
        Diluted                          34,040,000      32,538,000      32,948,000       33,403,000

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 2, 2002, March 3, 2001 and March 4, 2000
                    (amounts in thousands, except share data)



NOTE O - ACQUISITIONS

      1.    Hampton Industries, Inc.

            On April 2, 2001, the Company's licensing unit terminated its license agreement with Hampton Industries, Inc. ("Hampton") to market Nautica childrenswear, and established a new business unit to assume certain of its operations. The Company made a payment to Hampton of approximately $6,681 for the purchase of inventory and certain other assets related to the Nautica childrenswear business, and agreed to forgive specific royalties and other expenses associated with the license agreement contingent upon Hampton satisfactorily performing certain distribution and logistics functions for the Company, for a period of time. On September 26, 2001, the Company filed a lawsuit against Hampton, claiming that Hampton had breached its April 2, 2001 agreement. The amount the Company is seeking to recover is between $8,000 and $9,000. The lawsuit is in the preliminary stages and it is too early to predict the outcome of the litigation.

      2.    Earl Jean, Inc.

            On April 30, 2001, the Company, through a wholly-owned subsidiary, acquired substantially all of the assets and assumed certain liabilities of Earl Jean, Inc. ("Earl Jean"), a privately held corporation. Earl Jean is a leading designer, manufacturer, wholesaler, retailer and marketer of luxury women's jeanswear and related apparel. The purchase price was $45,000 in cash, 1,122,271 newly issued shares of the Company's restricted common stock (valued at $18,466) and an additional cash payment of $1,809 for excess working capital. Furthermore, additional consideration of up to $21,000 in cash may be earned if certain performance standards are met during fiscal 2003-2012. The source of the cash consideration was a combination of general corporate funds and short-term borrowings from the Company's existing line of credit made in the ordinary course of business with certain banks. The acquisition was accounted for under the purchase method of accounting for business combinations and the results of operations of Earl Jean have been recorded from the date of acquisition. The purchase price plus acquisition expenses were allocated to Earl Jean's assets and liabilities based on their estimated fair value. The excess of the purchase price over the estimated fair value of the net assets acquired of $60,011 was recorded as follows:

                                                         Life
                                        Amount        (in years)
                                       --------       ----------
            Trademarks                 $ 34,985          20.0
            Employment agreements           508           4.4
            Non-compete agreements           78           1.5
            Customer accounts               369           5.0
            Goodwill                     24,071          20.0
                                       --------

                                       $ 60,011
                                       ========

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 2, 2002, March 3, 2001 and March 4, 2000
                    (amounts in thousands, except share data)



NOTE O (CONTINUED)

      Trademarks and goodwill were amortized on a straight-line basis over twenty years during fiscal 2002. In accordance with SFAS 142, beginning in the first quarter of fiscal 2003, these assets will no longer be amortized, instead they will be tested for impairment (see Note T).

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

                                                       MARCH 2,        March 3,
                                                         2002            2001
                                                     -----------     -----------
Pro forma net sales                                  $   698,228     $   659,085
Pro forma net earnings                                    18,258          47,397
Pro forma net earnings per share of common stock:
   Basic                                             $      0.55     $      1.44
   Diluted                                           $      0.53     $      1.38

NOTE P - NON-CASH INVESTING AND FINANCING ACTIVITIES

      A supplemental schedule of non-cash investing and financing activities to the Company's Consolidated Statements of Cash Flows is presented below.

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
                                                    ========

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 2, 2002, March 3, 2001 and March 4, 2000
                    (amounts in thousands, except share data)



 NOTE Q - LONG-TERM DEBT

      On July 31, 2001, the Company entered into a loan agreement with HSBC Bank USA ("HSBC"). The loan, in the maximum amount of $15,075, is being used to finance a portion of the construction and development of the new distribution facility in Martinsville, Virginia. The loan is secured by a deed of trust on the distribution facility. The carrying value of the underlying asset was $18,263 at March 2, 2002.

      A portion of the loan equal to $13,500 was advanced on July 31, 2001. This advance called for interest only payments at the end of each month, commencing August 31, 2001, and was based on the one-month LIBOR rate plus 1.00%.

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

      The Company entered into a swap agreement with HSBC, effective November 30, 2001, to hedge against interest rate fluctuations. This agreement effectively converts the loan from a variable interest rate to a fixed interest rate of 6.95% per annum. If the three-month LIBOR rate plus 1.00% is more than 6.95%, then HSBC will pay the difference to the Company. If the three-month LIBOR rate plus 1.00% is less than 6.95%, then the Company will pay the difference to HSBC. The net interest paid or received under this agreement is included in interest expense. The Company has adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires companies to record all derivative instruments as assets or liabilities on the balance sheet, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In accordance with the guidelines of SFAS 133, the Company classified the swap as a cash flow hedge. The fair value of the swap resulted in the Company recording a long-term liability of $687 and a loss in other comprehensive income, net of taxes, of $427. The fair value is based upon the estimated amount that the Company would have to pay to terminate the agreement, as determined by HSBC.

      On March 22, 2002, HSBC assigned the swap agreement to Fleet National Bank. This assignment, retroactive to November 30, 2001, resulted in a reduced fixed interest rate of 6.32% per annum.

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 2, 2002, March 3, 2001 and March 4, 2000
                    (amounts in thousands, except share data)



NOTE Q (CONTINUED)

      The amount of long-term debt maturing in each of the next five fiscal years is as follows:

                   Fiscal Year Ended
                -----------------------
                         2003                 $    754
                         2004                      754
                         2005                      754
                         2006                      754
                         2007                      754
                      Thereafter                11,305
                                              --------
                                                15,075
                Less current maturities           (754)
                                              --------
                         Total                $ 14,321
                                              ========

NOTE R - STOCKHOLDER RIGHTS PLAN

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

NOTE S - SPECIAL CHARGES

      On January 9, 2002, the Company entered into a Sale and Cancellation Agreement with the Vice Chairman of the Company, to purchase and cancel all rights of the Vice Chairman under a Letter Agreement dated May 1, 1998 ("1998 Agreement") for $5,600. The 1998 Agreement entitled the Vice Chairman to receive a payment, subject to certain limitations, of 1.5% on the net sales of certain merchandise sold by various subsidiaries of the Company. Under the Sale and Cancellation Agreement, all current and future obligations arising from the 1998 Agreement have been cancelled, including $1,159 that the Company had been accruing for the current year. As a result of the cancellation of the 1998 Agreement, the Company incurred a pre-tax special charge of approximately $4,639 in the fourth quarter of fiscal 2002.

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 2, 2002, March 3, 2001 and March 4, 2000
                    (amounts in thousands, except share data)



NOTE S (CONTINUED)

      During the fourth quarter of fiscal 2002, the Company recorded special charges in connection with its decision to close its distribution facility in Rockland, Maine and certain other employee terminations. The Company will be moving the businesses that currently use this facility to its new distribution and customer service center in Martinsville, Virginia. This transition is expected to be completed no later than January 31, 2003. The special charges related to the closing will total approximately $13,159, of which $9,803 was recognized in the fourth quarter of fiscal 2002 and $3,356 will be recognized in the first quarter of fiscal 2003. The special charges are comprised of the write-down of the facility from its net carrying value of $10,712 to its estimated net realizable value of $2,842, costs associated with the closure and sale of the facility and severance related costs associated with the elimination of approximately 300 union and non-union employees and certain other employee terminations. These components and the related activity through March 2, 2002 were as follows:

                                  ASSET     WIND    SEVERANCE AND
                                  WRITE     DOWN     TERMINATION
                                  DOWN      COSTS     BENEFITS      TOTALS
                                --------    ------  -------------  ---------
 Fiscal Year 2002 Provision     $ 7,870      $868       $1,065      $ 9,803
 Fiscal Year 2002 Activity       (7,870)       --           --       (7,870)
                                -------      ----       ------      -------

 Balance at March 2, 2002       $    --      $868       $1,065      $ 1,933
                                =======      ====       ======      =======

NOTE T - NEW ACCOUNTING PRONOUNCEMENTS

      In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force released Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The scope of Issue 01-9 includes vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer of the vendor. This pronouncement is effective for the Company's first quarter of the year ending March 1, 2003. The Company is still in the process of evaluating the impact of adopting this pronouncement on its consolidated financial statements, however, it does not believe that the adoption of this pronouncement will have a material impact on the consolidated financial statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 2, 2002, March 3, 2001 and March 4, 2000
                    (amounts in thousands, except share data)



NOTE T (CONTINUED)

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

      In July 2001, the Financial Accounting Standards Board issued SFAS 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective in the first quarter of the year ending March 1, 2003, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment using the guidance for measuring impairment set forth in this statement. The amortization expense of goodwill and intangible assets with indefinite lives for the years ended 2002, 2001 and 2000 totaled $3,614, $658 and $627, respectively. As prescribed under SFAS 142, the Company is in the process of having its goodwill and intangible assets with indefinite lives tested for impairment. The Company does not anticipate any material impairment losses resulting from the adoption of SFAS 142.

      In October 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and assets to be disposed of. This statement supersedes FASB 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," however, it retains the fundamental provisions of FASB 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for the Company's first quarter of the year ending March 1, 2003. The Company is still in the process of evaluating the impact of adopting this pronouncement on its consolidated financial statements, however, it does not believe that the adoption of this pronouncement will have a material impact on the consolidated financial statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)


                Column A                                   Column B             Column C                Column D        Column E
                --------                                   --------             --------                --------        --------
                                                                                Additions
                                                                                ---------
                                                                            (1)           (2)
                                                                                       Charged to
                                                          Balance at     Charged to      other                          Balance at
                                                          beginning      costs and     accounts -     Deductions -        end of
               Description                                 of year        expenses      describe      describe (a)         year
               -----------                                ----------     ----------    ----------     ------------      ----------
YEAR ENDED MARCH 2, 2002
    RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY
    ALLOWANCE FOR BAD DEBTS                                 $5,472        $5,161                         $2,469          $ 8,164
    ALLOWANCE FOR SALES RETURNS AND DISCOUNTS               $4,533        $5,616                                         $10,149

Year ended March 3, 2001
    Reserves deducted from assets to which they apply
    Allowance for bad debts                                 $4,021        $1,451                                         $ 5,472
    Allowance for sales returns and discounts               $5,025                                       $  492          $ 4,533

Year ended March 4, 2000
    Reserves deducted from assets to which they apply
    Allowance for bad debts                                 $2,597        $1,424                                         $ 4,021
    Allowance for sales returns and discounts               $3,043        $1,982                                         $ 5,025

(a) Accounts written off as uncollectible, net of recoveries and actual returns processed.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NAUTICA ENTERPRISES, INC.
                                              (Registrant)



                                              By:  /s/ Harvey Sanders
                                                 ----------------------------
                                                    Harvey Sanders
                                                    Chairman (May 30, 2002)



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                            Title                       Date
           ----                            -----                       ----

 /s/  Harvey Sanders           Chairman, President                 May 30, 2002
---------------------------    Chief Executive Officer
Harvey Sanders                 (Principal Executive Officer)
                               and Director


 /s/  David Chu                Vice Chairman                       May 30, 2002
---------------------------    and Director
David Chu


 /s/  Wayne Marino             Chief Financial Officer             May 30, 2002
---------------------------    (Principal Financial Officer)
Wayne Marino



 /s/  Mark DiMuro              Corporate Controller (Principal     May 30, 2002
---------------------------    Accounting Officer)
Mark DiMuro



 /s/  Robert B. Bank           Director                            May 30, 2002
---------------------------
Robert B. Bank



/s/  Israel Rosenzweig         Director                            May 30, 2002
---------------------------
Israel Rosenzweig

/s/  Charles H. Scherer        Director                            May 30, 2002
---------------------------
Charles H. Scherer



/s/ Steven H. Tishman          Director                            May 30, 2002
---------------------------
Steven H. Tishman



/s/  John Varvatos             Director                            May 30, 2002
---------------------------
John Varvatos



/s/ Ronald G. Weiner           Director                            May 30, 2002
---------------------------
Ronald G. Weiner