Form 10-Q
period 2002-06-01
NAUTICA ENTERPRISES INC
filed 2002-07-16
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 1, 2002 or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                              --------------------  ---------------------------

Commission file number   0-6708
                        --------------------------------------------------------


                              Nautica Enterprises, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



       Delaware                                           95-2431048
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

 40 West 57th Street, New York, N.Y.                  10019
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)              (Zip Code)


Registrant's Telephone Number, including Area Code      (212) 541-5757
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

Yes  X    No
   ------  -------

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

Yes      No
   ------  -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of Common Stock outstanding as of July 16, 2002 was 33,618,350.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                                  JUNE 1, 2002
                                   (unaudited)



                                      INDEX

                                                                               Page No.
                                                                               --------

Part I - Financial Information:

         Item 1. Financial Statements (unaudited):

           Condensed Consolidated Balance Sheets
           As at June 1, 2002 and March 2, 2002 ...........................         2


           Condensed Consolidated Statements of Earnings
           For the Three Month Periods Ended
           June 1, 2002 and June 2, 2001 ..................................         3


           Condensed Consolidated Statements of Cash Flows
           For the Three Month Periods Ended
           June 1, 2002 and June 2, 2001 ..................................         4

           Notes to Condensed Consolidated Financial Statements ...........         5

         Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................        12



         Item 3. Quantitative and Qualitative Disclosures About Market Risk        16


Part II - Other Information ...............................................        17

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)

          ASSETS                                                 (unaudited)
                                                                June 1, 2002      March 2, 2002
                                                                ------------      -------------
Current assets:
  Cash and cash equivalents                                      $  74,061         $  45,814
  Short-term investments                                             6,794             6,350
  Accounts receivable - net                                         64,453            89,736
  Inventories                                                       63,648            66,443
  Prepaid expenses and other current assets                          7,660             5,599
  Deferred tax benefit                                              18,858            18,912
  Assets held for sale                                               2,842             2,842
                                                                 ---------         ---------
                              Total current assets                 238,316           235,696

Property, plant and equipment, at cost -
  less accumulated depreciation and amortization                   109,078           111,327

Goodwill, at cost - less accumulated amortization                   31,328            31,328

Intangibles, at cost - less accumulated amortization                35,419            35,489

Other assets                                                        10,095             8,230
                                                                 ---------         ---------

                                                                 $ 424,236         $ 422,070
                                                                 =========         =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                           $     754         $     754
  Accounts payable - trade                                          32,440            30,402
  Accrued expenses and other current liabilities                    46,921            44,037
  Income taxes payable                                               7,453             9,289
                                                                 ---------         ---------
                              Total current liabilities             87,568            84,482

Long-term liabilities:
  Long-term debt - net                                              14,133            14,321
  Interest rate swap liability                                         858               687
                                                                 ---------         ---------
                              Total long-term liabilities           14,991            15,008

Stockholders' equity:
  Preferred stock - par value $.01; authorized,
    2,000,000 shares; no shares issued                                  --                --
  Common stock - par value $.10; authorized,
    100,000,000 shares; issued 45,115,000 shares
    at June 1, 2002 and 44,718,000 shares at
    March 2, 2002                                                    4,512             4,472
  Additional paid-in capital                                        95,162            93,546
  Retained earnings                                                382,782           385,407
  Accumulated other comprehensive (loss) - net of
    deferred tax benefit of $1,078 at June 1, 2002
    and $1,132 at March 2, 2002                                     (1,796)           (1,862)
                                                                 ---------         ---------
                                                                   480,660           481,563
  Less:
  Common stock in treasury, at cost;
    11,498,000 shares at June 1, 2002
    and March 2, 2002                                             (158,983)         (158,983)
                                                                 ---------         ---------
                              Total stockholders' equity           321,677           322,580
                                                                 ---------         ---------

                                                                 $ 424,236         $ 422,070
                                                                 =========         =========

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (amounts in thousands, except share data)

                                                                              (unaudited)
                                                                  Three Months          Three Months
                                                                      Ended               Ended
                                                                   June 1, 2002         June 2, 2001
                                                                   ------------         ------------
Net sales                                                          $    125,895         $    135,190
Cost of goods sold                                                       70,161               77,429
                                                                   ------------         ------------
  Gross profit                                                           55,734               57,761

Selling, general  and administrative expenses                            59,626               55,277
Special charges                                                           3,356                   --
Net royalty income                                                       (2,372)              (2,345)
                                                                   ------------         ------------
  Operating (loss) profit                                                (4,876)               4,829

Investment income - net                                                     677                  272
                                                                   ------------         ------------

(Loss) earnings before (benefit) provision for income taxes              (4,199)               5,101

(Benefit) provision for income taxes                                     (1,574)               1,928
                                                                   ------------         ------------

NET (LOSS) EARNINGS                                                $     (2,625)        $      3,173
                                                                   ============         ============

Net (loss) earnings per share of common stock:

     Basic                                                         $      (0.08)        $       0.10
                                                                   ============         ============
     Diluted                                                       $      (0.08)        $       0.09
                                                                   ============         ============

Weighted average number of common shares outstanding:

     Basic                                                           33,432,000           32,259,000
                                                                   ============         ============
     Diluted                                                         33,432,000           34,025,000
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

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                                               (unaudited)
                                                                                      Three Months    Three Months
                                                                                         Ended           Ended
                                                                                      June 1, 2002     June 2, 2001
                                                                                      ------------     ------------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) earnings                                                                   $ (2,625)        $  3,173
                                                                                        --------         --------
  Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:

      Deferred income taxes                                                                   --               --
      Depreciation and amortization                                                        6,651            6,104
      Provision for bad debts                                                                128              304
      Changes in operating assets and liabilities, net of assets and liabilities acquired
          Short-term investments                                                            (444)            (227)
          Accounts receivable                                                             25,155           21,435
          Inventories                                                                      2,795          (16,727)
          Prepaid expenses and other current assets                                       (2,061)          (2,726)
          Other assets                                                                    (1,891)          (2,125)
          Accounts payable - trade                                                         2,038            2,870
          Accrued expenses and other current liabilities                                   3,174           (3,875)
          Income taxes payable                                                            (1,836)            (256)
                                                                                        --------         --------
Total adjustments                                                                         33,709            4,777
                                                                                        --------         --------
Net cash provided by operating activities                                                 31,084            7,950
                                                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                               (4,305)         (17,479)
  Acquisitions, net of cash acquired                                                          --          (53,430)
                                                                                        --------         --------
Net cash (used in) investing activities                                                   (4,305)         (70,909)
                                                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                                                 --           35,000
  Principal payments on long-term debt                                                      (188)              --
  Proceeds from issuance of common stock                                                   1,656            1,632
                                                                                        --------         --------
Net cash provided by financing activities                                                  1,468           36,632
                                                                                        --------         --------

Increase (decrease) in cash and cash equivalents                                          28,247          (26,327)

Cash and cash equivalents at beginning of period                                          45,814           36,674
                                                                                        --------         --------

Cash and cash equivalents at end of period                                              $ 74,061         $ 10,347
                                                                                        --------         --------

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                                              $    315         $     --
                                                                                        --------         --------
  Cash paid during the period for income taxes                                          $    219         $  2,198
                                                                                        --------         --------

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 1, 2002
                                  (unaudited)
                    (amounts in thousands, except share data)

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


NOTE 2 -         The results of operations for the three-month period ended June 1,
               2002 are not necessarily indicative of the results to be expected for the full year.


NOTE 3 -         Certain amounts in the prior year period have been reclassified to conform with classifications used at June 1, 2002.


NOTE 4 -         The Company utilized the last-in, first-out "LIFO" method for certain wholesale inventories as at June 1, 2002 and March 2, 2002 and for the three-month periods ended June 1, 2002 and June 2, 2001. The
               "LIFO" inventory for the three-month periods ended June 1, 2002 and
               June 2, 2001 are based upon end of year estimates. Inventories at June
               1, 2002 and March 2, 2002 consist primarily of finished goods.

NOTE 5 -         As of June 1, 2002 and March 2, 2002, the Company had $175,000 in
               lines of credit with four commercial banks. Such lines of credit are available for short-term borrowings and letters of credit, collateralized by imported inventory and accounts receivable. At June
               1, 2002, letters of credit outstanding under the lines were $75,597. At
               June 1, 2002 and March 2, 2002, there were no short-term borrowings outstanding.

NOTE 6 -         Basic net (loss) earnings per share excludes dilution and is computed by dividing the (loss) income available to common shareholders by the weighted-average common shares outstanding for the period.
               Diluted net (loss) earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of options, which are convertible into common shares. The diluted net loss per share was the same as basic net loss per share for the three months ended June 1, 2002, since the effect of any potentially dilutive securities were excluded because they would be anti-dilutive. Options, which were excluded from the calculation of diluted net loss per share, totaled 2,612,300 for the three months ended June 1, 2002. Options which were excluded from the calculation of diluted net earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be anti-dilutive, were 2,198,900 during the three months ended June 2,
               2001.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  JUNE 1, 2002
                                   (unaudited)
                    (amounts in thousands, except share data)


NOTE 7 - The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

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

             The reportable segments are distinct business units, separately managed with different distribution channels.

                                                                       All      Corporate/
                                     Wholesale       Retail           other    eliminations     Totals
                                     ---------       ------           -----    ------------     ------
FOR THE THREE MONTHS ENDED
JUNE 1, 2002

Net sales                           $  95,337      $  30,558     $      --     $      --      $ 125,895
Segment operating profit (loss)          (626)           225         2,372        (6,847)        (4,876)
Segment assets                        254,301         49,717         8,673       111,545        424,236
Depreciation expense                    5,144            731           106           573          6,554
Capital expenditures                    3,916            254            --           135          4,305

FOR THE THREE MONTHS ENDED
JUNE 2, 2001

Net sales                           $ 105,017      $  30,173     $      --     $      --      $ 135,190
Segment operating profit (loss)         2,256          2,393         2,344        (2,164)         4,829
Segment assets                        322,962         69,201         8,687        42,189        443,039
Depreciation expense                    4,706            330           107           513          5,656
Capital expenditures                   11,095          5,193            --         1,191         17,479



             Net sales from external customers represent sales in the United States, except for foreign sales of $1,009 and $1,970 for the three months ended June 1, 2002 and June 2, 2001, respectively

             Long-lived assets in foreign countries were $3,168 and $4,548 for the periods ended June 1, 2002 and June 2, 2001, respectively.

             The All other column represents activity of the Company's licensing unit.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  JUNE 1, 2002
                                   (unaudited)
                    (amounts in thousands, except share data)

                           In the Corporate/eliminations column, the segment
                  assets primarily consist of the Company's cash and investment portfolio at June 1, 2002 and June 2, 2001. The segment operating profit (loss) in the Corporate/eliminations column consists of corporate overhead expenses and special charges for the three months ended June 1, 2002 and corporate overhead expenses for the three months ended June 2, 2001.

NOTE 8 -                   The Company has a loan agreement with HSBC Bank USA
                  ("HSBC") in the amount of $15,075, the funds of which were used to finance a portion of the construction and development of the Company's distribution facility in Martinsville, Virginia. The loan is secured by a deed of trust on the distribution facility. The carrying value of the underlying asset was $18,042 at June 1, 2002.

                           The term of the loan is seven years. Principal
                  payments of $188 and interest payments are due at the end of each calendar quarter. Interest is computed based on the three-month LIBOR rate plus 1.00%. The loan agreement provides for various financial and restrictive covenants including, among others, tangible net worth, minimum fixed charges and minimum funded debt. The loan will mature on November 28, 2008, at which time the entire outstanding loan balance of $9,987 will be due and payable.

                           The Company entered into a swap agreement with HSBC,
                  effective November 30, 2001, to hedge against interest rate fluctuations. On March 22, 2002, the Company replaced such agreement with a "knock-out" swap agreement with Fleet National Bank ("Fleet"), which expires on November 28, 2008. The swap settles quarterly and contains a knock-out provision that is activated when the three-month LIBOR is at or above 7.00%. The swap agreement provides that the Company pay a fixed interest rate of 6.32% on the notional amount in exchange for receiving a variable rate based on LIBOR so long as the three-month LIBOR interest rate does not rise above 7.00%. If the three-month LIBOR rate rises above 7.00%, the swap knocks out and the Company will not receive any payments under the agreement until such time as the three-month LIBOR rate declines below 7.00%. The three-month LIBOR rate was 1.86% at June 1, 2002. The net interest paid or received under this agreement is included in interest expense.

                           The Company has adopted SFAS No. 133, "Accounting for
                  Derivative Instruments and Hedging Activities," as amended, which requires companies to record all derivative instruments as assets or liabilities on the balance sheet, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  JUNE 1, 2002
                                   (unaudited)
                    (amounts in thousands, except share data)


                           Prior to March 22, 2002 the Company classified the
                  swap as a cash flow hedge, in accordance with SFAS No. 133. The fair value of the swap resulted in the Company recording a long-term liability of $858. The fair value is based upon the estimated amount that the Company would have to pay to terminate the agreement, as determined by HSBC at March 22, 2002 and Fleet at June 1, 2002. The "knock-out" swap agreement no longer qualifies for hedge accounting and the Company began recording the changes in the fair market value of the swap from March 22, 2002 as interest expense. The charge to interest expense for the quarter ended June 1, 2002 was not material.

                           The amount of long-term debt maturing in each of the
                  next five fiscal years is as follows:

               Fiscal Year Ended
               -----------------
                            2003    $            754
                            2004                 754
                            2005                 754
                            2006                 754
                            2007                 754
                      Thereafter              11,305
                                              ------
                                              14,887

         Less current maturities               (754)
                                              ------
                           Total    $         14,133
                                              ======


NOTE 9 -                   For the three months ended June 1, 2002,
                comprehensive income (loss) was as follows:

                                                  (unaudited)
                                                 Three Months
                                                    Ended
                                                June 1, 2002
                                                ------------
Net (loss)                                        $(2,625)
Other comprehensive (loss), net of taxes:
     Foreign currency translation adjustments         175
     Unrealized loss on interest rate swap           (109)
                                                  -------

Comprehensive income (loss)                       $(2,559)
                                                  =======



                       NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  JUNE 1, 2002
                                   (unaudited)
                    (amounts in thousands, except share data)


NOTE 10 -                  On November 2, 2001, the Company's Board of Directors
                  adopted a Stockholder Rights Plan that entitled stockholders of record on November 12, 2001 to receive a dividend distribution of one Right for each share of common stock held. The Rights, which expire on November 12, 2011, entitle stockholders to purchase from the Company a unit consisting of 1/100 of a share of Series A Junior Participating Preferred Stock at a price of $60 per unit, subject to adjustment. The Rights will become exercisable only if a person or group, other than the current Chairman of the Board, acquires 15% or more of the Company's common stock.

NOTE 11 -                  In July 2001, the Financial Accounting Standards
                  Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective in the first quarter of the current year, goodwill and intangible assets with indefinite lives are no longer being amortized, but are being tested for impairment using the guidance for measuring impairment set forth in this statement.

                           The components of other intangible assets are as
                  follows:

                                        (unaudited)
                                        June 1, 2002            March 2, 2002
                                        ------------            -------------
                                 Gross                      Gross
                                Carrying    Accumulated     Carrying   Accumulated
                                 Amount    Amortization      Amount    Amortization
                                 ------    ------------      ------    ------------
Amortized Intangible Assets

   Trademarks                   $ 2,341     $ 1,147        $ 2,327     $ 1,063
   Other intangibles                956         258            956         258
                                -------     -------        -------     -------
                                  3,297       1,405          3,283       1,321

Unamortized trademarks           33,527          --         33,527          --
                                -------     -------        -------     -------

                                $36,824     $ 1,405        $36,810     $ 1,321
                                =======     =======        =======     =======

      Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be $562 in 2003, $527 in 2004, $527 in 2005, $423 in 2006 and $351 in 2007.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  JUNE 1, 2002
                                   (unaudited)
                    (amounts in thousands, except share data)


         The following presents a comparison of net (loss) earnings and (loss) earnings per share for the three months ended June 1, 2002 to the respective adjusted amounts for the three months ended June 2, 2001 that would have been reported had SFAS No. 142 been in effect during the prior year:


                                                        (unaudited)    (unaudited)
                                                        June 1, 2002   June 2, 2001
                                                        ------------   ------------
Reported net (loss) earnings                             $  (2,625)     $   3,173
Goodwill amortization                                           --            202
Intangible assets amortization                                  --            146
                                                         ---------      ---------
Adjusted net (loss) earnings                             $  (2,625)     $   3,521
                                                         =========      =========

Net (loss) earnings per share - basic
    Reported net (loss) earnings                         $   (0.08)     $    0.10
    Goodwill amortization                                       --           0.01
    Intangible assets amortization                              --             --
                                                         ---------      ---------
    Adjusted net (loss) earnings per share - basic       $   (0.08)     $    0.11
                                                         =========      =========

Net (loss) earnings per share - diluted
    Reported net (loss) earnings                         $   (0.08)     $    0.09
    Goodwill amortization                                       --           0.01
    Intangible assets amortization                              --             --
                                                         ---------      ---------
    Adjusted net (loss) earnings per share - diluted     $   (0.08)     $    0.10
                                                         =========      =========


NOTE 12-          During the fourth quarter of fiscal 2002, the Company recorded special charges in connection with its decision to close its distribution facility in Rockland, Maine and certain other employee terminations. The Company will be moving the businesses that currently use this facility to its new distribution and customer service center in Martinsville, Virginia. This transition is expected to be completed no later than January 31, 2003. The special charges related to the closing will total approximately $13,159, of which $9,803 was recognized in the fourth quarter of fiscal 2002 and $3,356 was recognized in the first quarter of fiscal 2003. The special charges are comprised of the write-down of the facility from its net carrying value of $10,712 to its estimated net realizable value of $2,842, costs associated with the closure and sale of the facility and severance related costs associated with the elimination of approximately 300 union and non-union employees and certain other employee terminations. These components and the related activity through June 1, 2002 were as follows:

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  JUNE 1, 2002
                                   (unaudited)
                    (amounts in thousands, except share data)


                                                           SEVERANCE
                                  ASSET        WIND           AND
                                  WRITE        DOWN       TERMINATION
                                  DOWN         COSTS        BENEFITS       TOTALS
                                  ----         -----      -----------      ------
Fiscal Year 2002 Provision      $ 7,870       $   868       $ 1,065       $ 9,803
Fiscal Year 2002 Activity        (7,870)           --            --        (7,870)
                                -------       -------       -------       -------

Balance at March 2, 2002             --           868         1,065         1,933
Fiscal Year 2003 Provision           --            --         3,356         3,356
Fiscal Year 2003 Activity            --          (150)         (524)         (674)
                                -------       -------       -------       -------

Balance at June 1, 2002         $    --       $   718       $ 3,897       $ 4,615
                                =======       =======       =======       =======


NOTE 13 -         Effective March 3, 2002, the Company adopted Financial
            Accounting Standards Board's ("FASB") Emerging Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The scope of Issue 01-9 includes vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer of the vendor. There was no significant impact on the financial statements upon adoption.

                  Effective March 3, 2002, the Company adopted SFAS No. 142,
            "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but will be reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company completed the first of the required impairment tests of goodwill during the three months ended June 2, 2002 and no adjustment to the carrying value of goodwill was required.

                  Effective March 3, 2002 the Company adopted SFAS No. 144,
            "Accounting for the Impairment or Disposal of Long Lived Assets." This supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of," while retaining many of the requirements of such statement. There was no significant impact on the financial statements upon adoption.

                  The FASB issued SFAS No. 145, "Rescission of FASB Statements
            No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. Statement No. 145 rescinds Statement No.4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. We are currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

RESULTS OF OPERATIONS

For the Three Months Ended June 1, 2002:

         Net sales decreased 6.9% to $125.9 million in the three months ended June 1, 2002 from $135.2 million in the comparable prior year period. The reported sales reflect a 9.2% decrease in the Wholesale segment to $95.3 million from $105.0 million and a 1.3% increase in the Retail segment to $30.6 million from $30.2 million. The decline in the Wholesale segment was due primarily to a decrease in the Company's core sportswear business, offset by strong performances of Nautica Men's and Women's Jeans, as well as contributions from newer businesses including Earl Jean and Nautica Men's Underwear. The increase in Retail segment sales is primarily a result of sales from three new outlet stores and two full-price stores opened since the first quarter of last year. Same store sales for the period were down mid-single digits from the comparable prior year period, as a result of a difficult retail environment.

         Gross profit, as a percentage of sales, was 44.3%, compared to 42.7% in the comparable prior year period. The increase is due primarily to the Company's inventory management initiatives, improved sourcing of the Nautica Children's and Nautica Men's and Women's Jeans businesses, and the impact of higher margins on certain new product lines, particularly Earl Jean.

         Selling, general and administrative expenses ("SG&A") increased by $4.3 million to $59.6 million in Fiscal 2003 from $55.3 million in Fiscal 2002. SG&A expenses, as a percentage of net sales, increased to 47.4% in Fiscal 2003 from 40.9% in Fiscal 2002. The increase as a percentage of net sales is due primarily to investments in Earl Jean Women's and Men's businesses, the development of the Nautica Women's Sportwear line and the expansion of the John Varvatos business into the European market. In addition, the Company incurred a full quarter of expenses from the Earl Jean business in the current period as opposed to only one month in the comparable prior year period.

         During the first quarter of fiscal 2003, the Company recorded a pre-tax special charge of $3.4 million ($2.1 million on an after tax basis) or $0.06 on a per share basis. This charge consists of costs associated with the elimination of approximately 300 union and non-union employees related to the closing of the Rockland, Maine distribution facility. These costs are expected to be paid during the current fiscal year and are anticipated to be funded with cash from operations. The Company expects annual savings associated with this action to be between $4.0 and $5.0 million. These savings will be reflected in distribution costs and reported in selling, general and administrative expenses in the Company's consolidated financial statements. The Company expects to begin realizing these cost savings in the fourth quarter of the current fiscal year.

         Net royalty income remained essentially flat at $2.4 million in comparison to the prior year period. Sales strength in home products during the current year period were offset in part by the recognition of a settlement from the termination of the men's footwear license during the comparable prior year period.

         Investment income, net of interest expense, increased by $0.4 million to $0.7 million from $0.3 million in the prior year period. The increase is due to investment income earned on higher average cash balances during the current year period, as a result of cash paid during the prior year period for the acquisition of Earl Jean.

         The provision for income taxes decreased to 37.5% from 37.8% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the overall effective income tax rates.

         Net loss for the current year period was $2.6 million compared to net earnings of $3.2 million in the comparable prior year period as a result of the factors discussed above. Excluding the special charge, the net loss for the current year period would have been $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

       During the three months ended June 1, 2002, the Company generated cash from operating activities of $31.1 million, principally from a decrease in accounts receivable of $25.2 million. Accounts receivable was 26.3% lower than the same period in the prior year due mainly to the reduction in wholesale shipments in the current year period. Inventory was $61.3 million or 49.1% lower than the same period in the prior year due to the Company's ability to better manage the timing of receipts with customer demand as well as a reduction in its offerings of replenishment styles.

         During the three months ended June 2, 2001, the Company generated cash from operating activities of $8.0 million principally from net earnings. The increase in inventory of $16.7 million, to support increased sales levels, was financed principally by cash generated from net earnings and a decrease of $21.4 million in accounts receivable. Accounts receivable was 30.8% higher than the same period in the prior year due to increased sales from our new businesses, and the timing of shipments, with a higher percentage occurring in the last part of the quarter. Inventory was 43.4% higher than the same period in the prior year due primarily to increased sales and the timing of merchandise received to support the new businesses and stores.

         During the three months ended June 1, 2002, the Company's principal investing activities related primarily to the purchase of property, plant and equipment for the Nautica in-store shop program. The Company expects to continue to incur capital expenditures to expand the in-store shop program, and to open additional retail stores.

         The Company has a total of $175.0 million in lines of credit with four commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by imported inventory and accounts receivable. At June 1, 2002 and March 2, 2002, letters of credit outstanding under the lines were $75.6 million and $33.8 million, respectively, and there were no short-term borrowings outstanding.

         The following is a summary of the Company's contractual obligations for the periods indicated that existed as of June 1, 2002:

                                     (amounts in millions)
Contractual           Less than     1 - 3       4 - 5     After
Obligations            1 Year       Years       Years     5 Years       Total
-----------           ---------     -----       -----     -------       -----
Operating leases       $ 17.3      $ 32.4      $ 29.3      $ 67.5      $146.5
Letters of credit        75.6          --          --          --        75.6
Long-term debt            0.8         1.5         1.5        11.1        14.9
                       ------      ------      ------      ------      ------
                       $ 93.7      $ 33.9      $ 30.8      $ 78.6      $237.0
                       ======      ======      ======      ======      ======


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

NEW ACCOUNTING PRONOUNCEMENTS

         Effective March 3, 2002, the Company adopted Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The scope of Issue 01-9 includes vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer of the vendor. There was no significant impact on the financial statements upon adoption.

         Effective March 3, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but will be reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company completed the first of the required impairment tests of goodwill during the three months ended June 2, 2002 and no adjustment to the carrying value of goodwill was required.

         Effective March 3, 2002 the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." This supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of," while retaining many of the requirements of such statement. There was no significant impact on the financial statements upon adoption.

         The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. Statement No. 145 rescinds Statement No.4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. We are currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position.

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

Allowances for Doubtful Accounts

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

Sales Returns and Allowances

         Costs associated with potential returns of merchandise and charge backs are recorded as a reduction to net sales, and are included in the allowance for doubtful accounts. These costs are based upon known returns and allowances, historic trends and the evaluation of the impact of current economic conditions.

Inventory Valuation

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

Accrual for Markdowns

         Costs associated with customer markdowns are recorded as a reduction to net sales, and are included in the allowance for doubtful accounts. These costs result from seasonal negotiations with the Company's retail store customers, as well as historic trends and the evaluation of the impact of current economic conditions.

Valuation of Long-lived Assets

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


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about interest rate risk

         The Company finances its capital needs through available capital, future earnings, bank lines of credit and its long-term debt which totals $14.9 million, inclusive of its current portion. The Company's exposure to market risk for changes in interest rates are primarily in its investment portfolio and its short and long-term borrowings. The Company, pursuant to investing guidelines, mitigates exposure on its investments by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. All of the Company's indebtedness, including borrowings under its $175 million lines of credit and long-term debt, bear interest at variable rates. Accordingly, changes in interest rates would impact the Company's results of operations in future periods. On March 22, 2002, the Company entered into a "knock-out" swap agreement with Fleet National Bank ("Fleet"), which expires on November 28, 2008. The swap settles quarterly and contains a knock-out provision that is activated when the three-month LIBOR is at or above 7.00%. The swap agreement provides that the Company pay a fixed interest rate of 6.32% on the notional amount in exchange for receiving a variable rate based on LIBOR so long as the three-month LIBOR interest rate does not rise above 7.00%. If the three-month LIBOR rate rises above 7.00%, the swap knocks out and the Company will receive no payments under the agreement until such time as the three-month LIBOR rate declines below 7.00%. The three-month LIBOR rate was 1.86% at June 1, 2002. The net interest paid or received under this agreement is included in interest expense.

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


10(iii)(c)     Registrant's 1996 Stock Incentive Plan is incorporated herein by reference from Registrant's Registration Statement on Form S-8
               (Registration Number 333-55711), as amended and restated in
               Appendix A to the Registrant's Definitive Proxy Statement filed on June 7, 2002.

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


                                               NAUTICA ENTERPRISES, INC.


                                            By: s/ Harvey Sanders
                                               ---------------------------------
                                               Harvey Sanders
                                               Chairman of the Board
                                               and President
Date: July 16, 2002
      ---------------------



                                           By: s/ Wayne A. Marino
                                               ---------------------------------
                                               Wayne A. Marino
                                               Chief Financial Officer
Date: July 16, 2002
      ---------------------