Form 10-Q
period 2002-08-31
NAUTICA ENTERPRISES INC
filed 2002-10-11
CIK 93736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2002 or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission File Number:  0-6708
                         ------


                            Nautica Enterprises, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                                                      95-2431048
             --------                                                                      ----------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)


 40 West 57th Street, New York, N.Y.                  10019
 -----------------------------------                  -----
 (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code      (212) 541-5757


--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  The number of shares of Common Stock outstanding as of October 11, 2002 was 33,629,350.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                                 AUGUST 31, 2002
                                   (unaudited)

                                      INDEX


                                                                                 Page No.
Part I - Financial Information:

         Item 1.  Financial Statements (unaudited):

                  Condensed Consolidated Balance Sheets
                  As at August 31, 2002 and March 2, 2002                            2


                  Condensed Consolidated Statements of Earnings
                  For the Six and Three Month Periods Ended
                  August 31,2002 and September 1, 2001                               3


                  Condensed Consolidated Statements of Cash Flows
                  For the Six Month Periods Ended
                  August 31, 2002 and September 1, 2001                              4


                  Notes to Condensed Consolidated Financial Statements               5


         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.                     13


         Item 3. Quantitative and Qualitative Disclosures About Market Risk.        18


         Item 4. Controls and Procedures.                                           19


Part II - Other Information:

         Item 4. Submission of Matters to a Vote of Security Holders.               20

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)



          ASSETS                                                  (unaudited)
                                                                 August 31, 2002   March 2, 2002
                                                                 ---------------   -------------
Current assets:
  Cash and cash equivalents                                      $  56,799         $  45,814
  Short-term investments                                             6,539             6,350
  Accounts receivable - net                                        103,994            89,736
  Inventories                                                      110,032            66,443
  Prepaid expenses and other current assets                          6,553             5,599
  Deferred tax benefit                                              18,967            18,912
  Assets held for sale                                               2,842             2,842
                                                                 ---------         ---------
                              Total current assets                 305,726           235,696

Property, plant and equipment, at cost -
  less accumulated depreciation and amortization                   111,419           111,327

Goodwill, at cost - less accumulated amortization                   31,328            31,328

Intangibles, at cost - less accumulated amortization                35,222            35,489

Other assets                                                         9,011             8,230
                                                                 ---------         ---------
                                                                 $ 492,706         $ 422,070
                                                                 =========         =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                           $     754         $     754
  Accounts payable - trade                                          75,595            30,402
  Accrued expenses and other current liabilities                    54,756            44,037
  Income taxes payable                                              13,693             9,289
                                                                 ---------         ---------
                              Total current liabilities            144,798            84,482

Long-term liabilities:
  Long-term debt - net                                              13,944            14,321
  Interest rate swap liability                                       1,498               687
                                                                 ---------         ---------
                              Total long-term liabilities           15,442            15,008

Stockholders' equity:
  Preferred stock - par value $.01; authorized,
    2,000,000 shares; no shares issued                                  --                --
  Common stock - par value $.10; authorized,
    100,000,000 shares; issued 45,127,000 shares
    at August 31, 2002 and 44,718,000 shares at
    March 2, 2002                                                    4,513             4,472
  Additional paid-in capital                                        95,300            93,546
  Retained earnings                                                393,213           385,407
  Accumulated other comprehensive (loss) - net of
    deferred tax benefit of $947 at August 31, 2002
    and $1,132 at March 2, 2002                                     (1,577)           (1,862)
                                                                 ---------         ---------
                                                                   491,449           481,563
  Less:
  Common stock in treasury, at cost;
    11,498,000 shares at August 31, 2002
    and March 2, 2002                                             (158,983)         (158,983)
                                                                 ---------         ---------
                              Total stockholders' equity           332,466           322,580
                                                                 ---------         ---------

                                                                 $ 492,706         $ 422,070
                                                                 =========         =========

The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (amounts in thousands, except share data)

                                                                      (unaudited)                      (unaudited)
                                                            Six Months        Six Months     Three Months        Three Months
                                                               Ended            Ended           Ended                Ended
                                                          August 31, 2002  September 1, 2001  August 31, 2002   September 1, 2001
                                                          ---------------  -----------------  ---------------   -----------------
Net sales                                                 $    308,133     $    334,446       $   182,238       $  199,256
Cost of goods sold                                             172,426          193,679           102,266          116,250
                                                          ------------     ------------      ------------      -----------
  Gross profit                                                 135,707          140,767            79,972           83,006

Selling, general  and administrative expenses                  124,015          125,635            64,652           70,358
Special charges                                                  3,356               --                --               --
Net royalty income                                              (4,456)          (4,202)           (2,084)          (1,857)
                                                          ------------     ------------      ------------      -----------
  Operating profit                                              12,792           19,334            17,404           14,505

Interest expense                                                   931              836               666              589
Investment (income) loss                                          (628)            (906)               50             (387)
                                                          ------------     ------------      ------------      -----------

Earnings before provision for income taxes                      12,489           19,404            16,688           14,303

Provision for income taxes                                       4,683            7,335             6,258            5,407
                                                          ------------     ------------      ------------      -----------

NET EARNINGS                                              $      7,806     $     12,069       $    10,430       $    8,896
                                                          ============     ============      ============      ===========
Net earnings per share of common stock:
     Basic                                                $       0.23     $       0.37       $      0.31       $     0.27
                                                          ============     ============      ============      ===========
     Diluted                                              $       0.23     $       0.35       $      0.30       $     0.26
                                                          ============     ============      ============      ===========
Weighted average number of common shares outstanding:
     Basic                                                  33,526,000       32,709,000        33,620,000       33,158,000
                                                          ============     ============      ============      ===========
     Diluted                                                34,469,000       34,377,000        34,356,000       34,726,000
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

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)


                                                                                (unaudited)
                                                                       Six Months         Six Months
                                                                         Ended             Ended
                                                                     August 31, 2002   September 1, 2001
                                                                     ---------------   -----------------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                          $  7,806         $ 12,069
                                                                        --------         --------
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
      Deferred income taxes                                                 (240)              --
      Depreciation and amortization                                       12,589           14,039
      Provision for bad debts                                                568            6,320
      Mark to market swap adjustment                                         640               --
      Changes in operating assets and liabilities, net of assets and liabilities acquired
          Short-term investments                                            (189)            (536)
          Accounts receivable                                            (14,826)         (25,137)
          Inventories                                                    (43,589)         (36,622)
          Prepaid expenses and other current assets                         (954)             612
          Other assets                                                      (817)          (2,718)
          Accounts payable - trade                                        45,193           12,134
          Accrued expenses and other current liabilities                  11,360           (2,773)
          Income taxes payable                                             4,404            3,423
                                                                        --------         --------
Total adjustments                                                         14,139          (31,258)
                                                                        --------         --------
Net cash provided by (used in) operating activities                       21,945          (19,189)
                                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                              (12,378)         (29,065)
  Acquisitions, net of cash acquired                                          --          (55,282)
                                                                        --------         --------
Net cash used in investing activities                                    (12,378)         (84,347)
                                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                                --           13,500
  Proceeds from notes payable                                                 --           52,500
  Principal payments on long-term debt                                      (377)              --
  Proceeds from issuance of common stock                                   1,795            2,039
                                                                        --------         --------
Net cash provided by financing activities                                  1,418           68,039
                                                                        --------         --------

Increase (decrease) in cash and cash equivalents                          10,985          (35,497)

Cash and cash equivalents at beginning of period                          45,814           36,674
                                                                        --------         --------

Cash and cash equivalents at end of period                              $ 56,799         $  1,177
                                                                        ========         ========

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                              $    555         $    652
                                                                        ========         ========
  Cash paid during the period for income taxes                          $    224         $  4,052
                                                                        ========         ========


The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2002
                                   (unaudited)
                    (amounts in thousands, except share data)



NOTE 1 -         The accompanying financial statements have been prepared
         without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-K.


NOTE 2 -        The results of operations for the six-month period ended
         August 31, 2002 are not necessarily indicative of the results to be expected for the full year.


NOTE 3 -        Certain amounts in the prior year period have been
         reclassified to conform with classifications used at August 31, 2002.


NOTE 4 -        The Company utilized the last-in, first-out "LIFO" method for certain wholesale inventories as at August 31, 2002 and March 2, 2002 and for the six and three-month periods ended August 31, 2002 and September 1, 2001. The "LIFO" inventory for the six and three-month periods ended August 31, 2002 and September 1, 2001 are based upon end of year estimates. Inventories at August 31, 2002 and March 2, 2002 consist primarily of finished goods.

NOTE 5 -        As of August 31, 2002 and March 2, 2002, the Company had
         $175,000 in lines of credit with four commercial banks. Such lines of credit are available for short-term borrowings and letters of credit, collateralized by imported inventory and accounts receivable. At August 31, 2002, letters of credit outstanding under the lines were $94,116. At August 31, 2002 and March 2, 2002, there were no short-term borrowings outstanding.

NOTE 6 -        Basic net earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted net earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of options, which are convertible into common shares. Dilutive stock options included in the calculation of diluted weighted-average shares were 943,000 and 1,668,000 during the six months ended August 31, 2002 and September 1, 2001, respectively.

                Options which were excluded from the calculation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive, were 2,329,000 and 2,215,900 during the six months ended August 31, 2002 and September 1, 2001, respectively and 2,397,000 and 2,238,400 during the three months ended August 31, 2002 and September 1, 2001, respectively.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 AUGUST 31, 2002
                                   (unaudited)
                    (amounts in thousands, except share data)


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

                  The reportable segments are distinct business units, separately managed with different distribution channels.

                                                                       All       Corporate/
                                           Wholesale      Retail      other     eliminations     Totals
                                           ---------      ------      -----     ------------     ------
     FOR THE SIX MONTHS ENDED
     AUGUST 31, 2002
     Net sales                              $229,054      $79,079     $   --        $     --    $308,133
     Segment operating profit (loss)          12,018        6,660      4,456         (10,342)     12,792
     Segment assets                          341,269       54,795      6,861          89,781     492,706
     Depreciation expense                      9,446        1,479        212           1,149      12,286
     Capital expenditures                      9,192        2,742         --             444      12,378

     FOR THE SIX MONTHS ENDED
     SEPTEMBER 1, 2001
     Net sales                              $254,191      $80,255     $   --        $     --    $334,446
     Segment operating profit (loss)          12,476        7,629      4,201          (4,972)     19,334
     Segment assets                          384,058       69,649      8,500          33,380     495,587
     Depreciation expense                     10,115        1,214        215           1,022      12,566
     Capital expenditures                     20,261        6,886         --           1,918      29,065

                                                                         All       Corporate/
                                               Wholesale     Retail     other     eliminations  Totals
                                               ---------     ------     -----     ------------  ------
     FOR THE THREE MONTHS ENDED
     AUGUST 31, 2002
     Net sales                                 $133,717     $48,521   $       -   $     -       $182,238
     Segment operating profit (loss)             12,380       6,435       2,084    (3,495)        17,404
     Segment assets                             341,269      54,795       6,861    89,781        492,706
     Depreciation expense                         4,302         748         106       576          5,732
     Capital expenditures                         5,276       2,488           -       309          8,073

     FOR THE THREE MONTHS ENDED
     SEPTEMBER 1, 2001
     Net sales                                 $149,174     $50,082   $       -   $     -       $199,256
     Segment operating profit (loss)             10,220       5,236       1,857    (2,808)        14,505
     Segment assets                             384,058      69,649       8,500    33,380        495,587
     Depreciation expense                         5,409         884         108       509          6,910
     Capital expenditures                         9,166       1,693           -       727         11,586

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 AUGUST 31, 2002
                                   (unaudited)
                    (amounts in thousands, except share data)


                  Net sales from external customers represent sales in the United States, except for foreign sales of $4,790 and $4,717 for the six months ended August 31, 2002 and September 1, 2001, respectively.

                  Long-lived assets in foreign countries were $3,364 and $3,718 for the periods ended August 31, 2002 and September 1, 2001, respectively.

                  The All other column represents activity of the Company's licensing unit.

                  In the Corporate/eliminations column, the segment assets primarily consist of the Company's cash and investment portfolio and deferred taxes at August 31, 2002 and corporate fixed assets and deferred taxes at September 1, 2001. The segment operating profit
         (loss) in the Corporate/eliminations column consists of corporate overhead expenses and special charges for the six months ended August 31, 2002 and corporate overhead expenses for the six months ended September 1, 2001.

NOTE 8 -        The Company has a loan agreement with HSBC Bank USA ("HSBC")
         in the amount of $15,075, the funds of which were used to finance a portion of the construction and development of the Company's distribution facility in Martinsville, Virginia. The loan is secured by a deed of trust on the distribution facility. The carrying value of the underlying asset was $17,821 at August 31, 2002.

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

                  The Company entered into a swap agreement with HSBC, effective November 30, 2001, to hedge against interest rate fluctuations. On March 22, 2002, the Company replaced such agreement with a "knock-out" swap agreement with Fleet National Bank ("Fleet"), which expires on November 28, 2008. The swap settles quarterly and contains a knock-out provision that is activated when the three-month LIBOR is at or above 7.00%. The swap agreement provides that the Company pay a fixed interest rate of 6.32% on the notional amount in exchange for receiving a variable rate based on LIBOR so long as the three-month LIBOR interest rate does not rise above 7.00%. If the three-month LIBOR rate rises above 7.00%, the swap knocks out and the Company will not receive any payments under the agreement until such time as the three-month LIBOR rate declines below 7.00%. The three-month LIBOR rate was 1.81% at August 31, 2002. The net interest paid or received under this agreement is included in interest expense.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 AUGUST 31, 2002
                                   (unaudited)
                    (amounts in thousands, except share data)

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

                  Prior to March 22, 2002 the Company classified the swap as a cash flow hedge, in accordance with SFAS No. 133. The fair value of the swap resulted in the Company recording a long-term liability of $858. The fair value is based upon the estimated amount that the Company would have to pay to terminate the agreement. The "knock-out" swap agreement no longer qualifies for hedge accounting and the Company began recording the changes in the fair market value of the swap from March 22, 2002 as interest expense. The charge to interest expense, net of taxes, was $400 for the six months ended August 31, 2002.

                  The amount of long-term debt maturing in each of the next five fiscal years is as follows:

                      Fiscal Year Ended
                      -----------------
                                   2003        $    377
                                   2004             754
                                   2005             754
                                   2006             754
                                   2007             754
                             Thereafter          11,305
                                               --------
                                                 14,698

                Less current maturities            (754)
                                               --------
                                  Total        $ 13,944
                                               ========

NOTE 9 -          For the six and three months ended August 31, 2002,
         comprehensive income (loss) was as follows:

                                                                        (unaudited)
                                                                Six Months         Three Months
                                                                  Ended              Ended
                                                             August 31, 2002    August 31, 2002
                                                             ---------------    ---------------
         Net earnings                                      $        7,806       $      10,430
         Other comprehensive income (loss), net of taxes:
             Foreign currency translation adjustments                 394                 219
             Unrealized loss on interest rate swap                   (109)                  -
                                                           --------------       -------------
         Comprehensive income                              $        8,091       $      10,649
                                                           --------------       -------------

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 AUGUST 31, 2002
                                   (unaudited)
                    (amounts in thousands, except share data)


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

NOTE 11 -         In July 2001, the Financial Accounting Standards Board issued
         SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective in the first quarter of the current year, goodwill and intangible assets with indefinite lives are no longer being amortized, but are being tested for impairment using the guidance for measuring impairment set forth in SFAS No. 142.

            The components of other intangible assets are as follows:

                                                    (unaudited)
                                                  August 31, 2002             March 2, 2002
                                             ------------------------         -------------
                                             Gross                         Gross
                                            Carrying     Accumulated      Carrying  Accumulated
                                             Amount      Amortization      Amount   Amortization
                                             ------      ------------      ------   ------------
         Amortized Intangible Assets

            Trademarks                      $ 2,344        $ 1,235        $ 2,327     $ 1,063
            Other intangibles                   956            370            956         258
                                            -------        -------        -------     -------
                                              3,300          1,605          3,283       1,321

         Unamortized trademarks              33,527             --         33,527          --
                                            -------        -------        -------     -------
                                            $36,827        $ 1,605        $36,810     $ 1,321
                                            =======        =======        =======     =======

                  Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be $281 in 2003, $527 in 2004, $527 in 2005, $333 in 2006 and $12 in 2007.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 AUGUST 31, 2002
                                   (unaudited)
                    (amounts in thousands, except share data)


                  The following presents a comparison of net earnings and earnings per share for the six and three months ended August 31, 2002 to the respective adjusted amounts for the six and three months ended September 1, 2001 that would have been reported had SFAS No. 142 been in effect during the prior year:

                                                           (unaudited)                              (unaudited)
                                                          Six Months Ended                    Three Months Ended
                                                     August 31,       September 1,          August 31,       September 1,
                                                        2002              2001                 2002              2001
                                                        ----              ----                 ----              ----
                Reported net earnings             $        7,806  $          12,069     $         10,430  $          8,896
                Goodwill amortization                          -                688                    -               486
                Intangible assets amortization                 -                583                    -               437
                                                  --------------  -----------------     ----------------  ----------------
                Adjusted net earnings             $        7,806  $          13,340     $         10,430  $          9,819
                                                  ==============  =================     ================  ================


                Net earnings per share - basic
                    Reported net earnings         $         0.23  $            0.37     $           0.31  $           0.27
                    Goodwill amortization                      -               0.02                    -              0.02
                    Intangible assets                          -               0.02                    -              0.01
                    amortization
                                                  --------------  -----------------     ----------------  ----------------


                Adjusted net earnings per share
                -     basic                       $         0.23  $            0.41     $           0.31  $           0.30
                                                  ==============  =================     ================  ================


                Net earnings per share - diluted
                    Reported net earnings         $         0.23  $            0.35     $           0.30  $           0.26
                    Goodwill amortization                      -               0.02                    -              0.01
                    Intangible assets                          -               0.02                    -              0.01
                    amortization
                                                  --------------  -----------------     ----------------  ----------------


                Adjusted net earnings per share
                -     diluted                     $         0.23  $            0.39     $           0.30  $           0.28
                                                  ==============  =================     ================  ================


NOTE 12 -         During the fourth quarter of fiscal 2002, the Company recorded special charges in connection with its decision to close its distribution facility in Rockland, Maine and certain other employee terminations. The Company is in the process of moving the businesses that currently use this facility to its new distribution and customer service center in Martinsville, Virginia. This transition is expected to be completed no later than January 31, 2003. The special charges related to the closing will total approximately $13,159, of which $9,803 was recognized in the fourth quarter of fiscal 2002 and $3,356 was recognized in the first quarter of fiscal 2003. The special charges are comprised of the write-down of the facility from its net carrying value of $10,712 to its estimated net realizable value of $2,842, costs associated with the closure and sale of the facility and severance related costs associated with the elimination of approximately 300 union and non-union employees and certain other employee terminations. These components and the related activity through August 31, 2002 were as follows:

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 AUGUST 31, 2002
                                   (unaudited)
                    (amounts in thousands, except share data)


                                                                          SEVERANCE
                                            ASSET           WIND                AND
                                            WRITE           DOWN        TERMINATION
                                            DOWN            COSTS          BENEFITS         TOTAL
                                           -------         -------         -------         -------
         Fiscal Year 2002 Provision        $ 7,870         $   868         $ 1,065         $ 9,803
         Fiscal Year 2002 Activity          (7,870)             --              --          (7,870)
                                           -------         -------         -------         -------

         Balance at March 2, 2002               --             868           1,065           1,933
         Fiscal Year 2003 Provision             --              --           3,356           3,356
         Fiscal Year 2003 Activity              --            (213)         (1,499)         (1,712)
                                           -------         -------         -------         -------

         Balance at August 31, 2002        $    --         $   655         $ 2,922         $ 3,577
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

                  Effective March 3, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but will be reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company completed the required impairment tests of goodwill during the three months ended August 31, 2002 and no adjustment to the carrying value of goodwill was required.

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


                  The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. Statement No. 145 rescinds Statement No.4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the requirements and impact of this statement on its consolidated results of operations and financial position.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 AUGUST 31, 2002
                                   (unaudited)
                    (amounts in thousands, except share data)




                  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement, however it does not expect the adoption of this pronouncement will have a material effect on the consolidated results of operations or financial position.

NOTE 14 -         On October 9, 2002, the Company announced that based upon the current performance and anticipated future outlook of its Rockefeller Plaza store, and in accordance with SFAS No. 144, certain fixed assets of the store will be impaired. As a result, the Company expects to incur a special non-cash, pre-tax charge in connection with this write-down of approximately $9,500 to $10,500 during the third quarter of the current fiscal year.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

RESULTS OF OPERATIONS

For the Six Months Ended August 31, 2002:

         Net sales decreased 7.9% to $308.1 million in the six months ended August 31, 2002 from $334.4 million in the comparable prior year period. The reported sales reflect a 9.9% decrease in the Wholesale segment to $229.1 million from $254.2 million and a 1.5% decrease in the Retail segment to $79.1 million from $80.3 million. The decline in the Wholesale segment was due primarily to a decrease in the Company's core sportswear business, offset in part by strong performances of Nautica Men's and Women's Jeans, as well as contributions from newer businesses including Earl Jean and Nautica Men's Underwear. The decrease in Retail segment sales is primarily a result of same store sales being down mid-single digits from the comparable prior year period as a result of a difficult retail environment and the Company's decision not to implement the clearance sales that took place in the prior year period. This decrease was offset by sales from three new outlet stores and three full-priced stores opened since the second quarter of last year.

         Gross profit, as a percentage of sales, was 44.0%, compared to 42.1% in the comparable prior year period. The increase is due primarily to the Company's inventory management initiatives and improved sourcing of the Nautica Children's, Nautica Furnishings and Nautica Men's and Women's Jeans businesses.

         Selling, general and administrative expenses ("SG&A") decreased by $1.6 million to $124.0 million in fiscal 2003 from $125.6 million in fiscal 2002. SG&A expenses, as a percentage of net sales, increased to 40.2% in fiscal 2003 from 37.6% in fiscal 2002. The increase as a percentage of net sales is due primarily to investments in Earl Jean Women's and Men's businesses, the development of the Nautica Women's Sportwear line and the expansion of the John Varvatos business into the European market. In addition, the Company incurred a full six months of expenses from the Earl Jean business in the current period as opposed to only four months in the comparable prior year period. During the prior year period, the Company incurred costs, principally bad debts, in the Nautica Europe business unit of approximately $7.9 million. Excluding the costs associated with Nautica Europe, SG&A increased $6.3 million compared to the prior year period.

         During the first quarter of fiscal 2003, the Company recorded a pre-tax special charge of $3.4 million ($2.1 million on an after tax basis) or $0.06 on a per share basis. This charge consisted of costs associated with the elimination of approximately 300 union and non-union employees related to the closing of the Rockland, Maine distribution facility. These costs are expected to be paid during the current fiscal year and are anticipated to be funded with cash from operations. The Company expects annual savings associated with this action to be between $3.5 and $4.0 million. These savings will be reflected in distribution costs and reported in selling, general and administrative expenses in the Company's consolidated financial statements. The Company expects to begin realizing these cost savings in the fourth quarter of the current fiscal year.

         Net royalty income increased by $0.3 million to $4.5 million from $4.2 million in the prior year period. The increase was due primarily to the sales strength in home products during the current year period. This increase was offset in part by the recognition of a settlement from the termination of the men's footwear license during the comparable prior year period.

         Investment income decreased by $0.3 million to $0.6 million from $0.9 million in the prior year period. The decrease is due to unrealized losses in the Company's short-term investments during the current year period as opposed to unrealized gains in the prior year period. This decrease was offset, in part, by an increase in interest income earned on higher average cash balances during the current year period, as a result of cash paid during the prior year period for the acquisition of Earl Jean.

         The provision for income taxes decreased to 37.5% from 37.8% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the overall effective income tax rates.

         Net earnings for the current year period was $7.8 million compared to $12.1 million in the comparable prior year period as a result of the factors discussed above. Excluding the special charge discussed above, net earnings for the current year period would have been $9.9 million.


For the Three Months Ended August 31, 2002:

         Net sales decreased 8.5% to $182.2 million in the three months ended August 31, 2002 from $199.3 million in the comparable prior year period. The reported sales reflect a 10.4% decrease in the Wholesale segment to $133.7 million from $149.2 million and a 3.1% decrease in the Retail segment to $48.5 million from $50.1 million. The decline in the Wholesale segment was due primarily to a decrease in the Company's core sportswear business, offset by increases in Nautica Men's Jeans and Nautica Furnishings. The decrease in Retail segment sales is primarily a result of same store sales being down high-single digits from the comparable prior year period as a result of a difficult retail environment and the Company's decision not to implement the clearance sales that took place in the prior year period. This decrease was offset by sales from three new outlet stores and three full-priced stores opened since the second quarter of last year.

         Gross profit, as a percentage of sales, was 43.9%, compared to 41.7% in the comparable prior year period. The increase is due primarily to the Company's inventory management initiatives and improved sourcing of the Nautica Children's, Nautica Furnishings and Nautica Men's and Women's Jeans businesses. Also, the Retail segment's gross profit, as a percentage of sales, increased as more product was sold at regular price, resulting in less markdowns than in the prior year period.

         SG&A decreased by $5.7 million to $64.7 million in fiscal 2003 from $70.4 million in fiscal 2002. SG&A expenses, as a percentage of net sales, remained essentially flat compared to the prior year period. Increases in SG&A were due to investments in the Earl Jean Women's and Men's businesses, the development of the Nautica Women's Sportwear line and the expansion of the John Varvatos business into the European market. These increases were offset by costs incurred during the prior year period, principally bad debts, in the Nautica Europe business unit of approximately $7.9 million. Excluding the costs associated with Nautica Europe, SG&A increased $2.2 million compared to the prior year period.

         Net royalty income increased by $0.2 million to $2.1 million from $1.9 million in the prior year period. The increase was due primarily to the sales strength in home products during the current year period. This increase was offset in part by the recognition of a settlement from the termination of the men's footwear license during the comparable prior year period.

         Investment income decreased by $0.4 million compared to the prior year period. The decrease is due to unrealized losses in the Company's short-term investments during the current year period as opposed to unrealized gains in the prior year period. This decrease was offset, in part, by an increase in interest income earned on higher average cash balances during the current year period, as a result of cash paid during the prior year period for the acquisition of Earl Jean.

         The provision for income taxes decreased to 37.5% from 37.8% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the overall effective income tax rates.

         Net earnings for the current year period was $10.4 million compared to $8.9 million in the comparable prior year period as a result of the factors discussed above.


Subsequent Event:

         On October 9, 2002, the Company announced that based upon the current performance and anticipated future outlook of its Rockefeller Plaza store, and in accordance with SFAS No. 144, certain fixed assets of the store will be impaired. As a result, the Company expects to incur a special non-cash, pre-tax charge in connection with this write-down of approximately $9.5 million to $10.5 million during the third quarter of the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended August 31, 2002, the Company generated cash from operating activities of $21.9 million, principally from net earnings. Accounts receivable was $24.1 million or 18.8% lower than the same period in the prior year due mainly to the reduction in wholesale shipments in the current year period. Inventory was $34.8 million or 24.0% lower than the same period in the prior year due to the Company's ability to better manage the timing of receipts with customer demand as well as a reduction in its offerings of replenishment styles.

         During the six months ended September 1, 2001, the Company used cash in operating activities of $19.2 million. Increases in inventory and accounts receivable of $36.6 and $25.1 million, respectively, resulted from increased sales, and were financed principally by cash generated from net earnings and an increase in accounts payable and short-term borrowings. Of the inventory increase, approximately $18.0 million was used to support wholesale and retail sales growth, especially in our new businesses. The balance of the increase is comprised of a year over year increase in basic replenishment, and excess inventory that the Company expects to sell by year-end. Accounts receivable was 17.9% higher than the same period in the prior year, which is consistent with the wholesale sales growth.

         During the six months ended August 31, 2002, the Company's principal investing activities related primarily to the purchase of property, plant and equipment for the Nautica in-store shop program. The Company expects to continue to incur capital expenditures to expand the in-store shop program, and to open additional retail stores.

         The Company has a total of $175.0 million in lines of credit with four commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by imported inventory and accounts receivable. At August 31, 2002 and March 2, 2002, letters of credit outstanding under the lines were $94.1 million and $33.8 million, respectively, and there were no short-term borrowings outstanding.

         The following is a summary of the Company's contractual obligations for the periods indicated that existed as of August 31, 2002:

                                            (amounts in millions)
    Contractual        Less than       1 - 3         4 - 5         After
    Obligations         1 Year         Years         Years        5 Years        Total
    -----------         ------         -----         -----        -------        -----
Operating leases       $   17.3      $   32.4      $   29.3      $   63.1      $  142.1
Letters of credit          94.1            --            --            --          94.1
Long-term debt              0.8           1.5           1.5          10.9          14.7
                       --------      --------      --------      --------      --------
                       $  112.2      $   33.9      $   30.8      $   74.0      $  250.9
                       ========      ========      ========      ========      ========

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

         Effective March 3, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but will be reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company completed the required impairment tests of goodwill during the period ended August 31, 2002 and no adjustment to the carrying value of goodwill was required.

         Effective March 3, 2002 the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." This supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of," while retaining many of the requirements of such statement. There was no significant impact on the financial statements upon adoption.

         The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. Statement No. 145 rescinds Statement No.4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the requirements and impact of this statement on its consolidated results of operations and financial position.


         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement, however it does not expect the adoption of this pronouncement will have a material effect on the consolidated results of operations or financial position.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

         Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of authorized personnel constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company's actual results to differ materially from those described in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These factors and uncertainties include, among others: the risk that new businesses of the Company will not be integrated successfully; the risk that the Company will experience difficulties with respect to the transitioning and ramp-up of its new distribution facility; the overall level of consumer spending on apparel; dependence on sales to a limited number of large department store customers; risks related to extending credit to customers; actions of existing or new competitors and changes in economic or political conditions in the markets where the Company sells or sources its products; risks associated with consolidations, restructuring and other ownership changes in the retail industry; changes in trends in the market segments in which the Company competes; risks associated with uncertainty relating to the Company's ability to launch, support and implement new product lines in the United States and Europe; effects of competition; changes in the costs of raw materials, labor and advertising; the ability to secure and protect trademarks and other intellectual property rights; and, the impact that any labor disruption at the Company's ports of entry could have on timely product deliveries. These and other risks and uncertainties are disclosed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's periodic reports on Forms 10-K and 10-Q, the Company's press releases and in oral statements made by or with the approval of authorized personnel. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about interest rate risk

         The Company finances its capital needs through available capital, future earnings, bank lines of credit and its long-term debt which totals $14.7 million, inclusive of its current portion. The Company's exposure to market risk for changes in interest rates are primarily in its investment portfolio and its short and long-term borrowings. The Company, pursuant to investing guidelines, mitigates exposure on its investments by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. All of the Company's indebtedness, including borrowings under its $175 million lines of credit and long-term debt, bear interest at variable rates. Accordingly, changes in interest rates would impact the Company's results of operations in future periods. On March 22, 2002, the Company entered into a "knock-out" swap agreement with Fleet National Bank ("Fleet"), which expires on November 28, 2008. The swap settles quarterly and contains a knock-out provision that is activated when the three-month LIBOR is at or above 7.00%. The swap agreement provides that the Company pay a fixed interest rate of 6.32% on the notional amount in exchange for receiving a variable rate based on LIBOR so long as the three-month LIBOR interest rate does not rise above 7.00%. If the three-month LIBOR rate rises above 7.00%, the swap knocks out and the Company will receive no payments under the agreement until such time as the three-month LIBOR rate declines below 7.00%. The three-month LIBOR rate was 1.81% at August 31, 2002. The net interest paid or received under this agreement is included in interest expense.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

         The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosures.

Changes in internal controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION


Items 1 through 9. - All items are inapplicable except:

Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Nautica Enterprises, Inc. was held on July 10, 2002.

         The following matters were voted upon and approved at the meeting:

         (a) The election of eight directors to the Board of Directors of the Company for a one-year term expiring at the 2003 Annual Meeting of Stockholders;

         (b) A proposal to approve an amendment to the 1996 Stock Incentive Plan to permit the Company to offer a one-time opportunity to non-executive employees to exchange certain "underwater" options; and

         (c) A proposal to ratify the appointment of Grant Thornton LLP as the independent certified public accountants for the Company for the fiscal year ended March 1, 2003.


                  The directors named in the Proxy Statement constituting the entire Board of Directors were elected to one-year terms expiring in 2003, as follows:


                                  FOR                  WITHHELD
                                  ---                  --------
Harvey Sanders                 26,386,369             4,717,751
David Chu                      26,381,968             4,722,152
Robert B. Bank                 26,555,921             4,548,199
Israel Rosenzweig              26,553,125             4,550,995
Charles H. Scherer             26,282,522             4,821,598
Steven H. Tishman              26,554,848             4,549,272
John Varvatos                  25,289,473             5,814,647
Ronald G. Weiner               26,559,197             4,544,923

                  With respect to the approval of the amendment to the 1996 Stock Incentive Plan, 15,582,609 votes were cast in favor of the proposal and 8,546,108 votes were cast against. In addition, there were 2,284,875 abstentions and 4,690,528 broker non-votes.

                  With respect to the ratification of the appointment of Grant Thornton LLP as the Company's independent certified public accountants, 30,410,099 votes were cast in favor of the proposal and 682,261 votes were cast against. In addition, there were 11,760 abstentions and no broker non-votes.

         The Notice of Annual Meeting of Stockholders and Proxy Statement for Nautica Enterprises, Inc. dated June 7, 2002 was filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Act.

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


    99(a)             Certification of Chief Executive Officer Pursuant to 18
                      U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    99(b)             Certification of Chief Financial Officer Pursuant to 18
                      U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b)      Reports on Form 8-K.               None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NAUTICA ENTERPRISES, INC.

                                     By: s/ Harvey Sanders
                                         --------------------------------------
                                           Harvey Sanders
                                           Chairman of the Board and President


Date:  October 11, 2002
     ---------------------------



                                     By: s/ Wayne A. Marino
                                         --------------------------------------
                                           Wayne A. Marino
                                           Chief Financial Officer

Date:  October 11, 2002
     ---------------------------

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


         I, Harvey Sanders, certify that:

         1. I have reviewed the report being filed;

         2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

         3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

         4. The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the issuer and have:

         i. Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         ii. Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

         iii. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The other certifying officer and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent function):

         i. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

         ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

         6. The other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                       By: s/ Harvey Sanders
                                           ------------------------------------
                                             Harvey Sanders
                                             Chief Executive Officer

Date:  October 11, 2002
     ----------------------------

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

         I, Wayne A. Marino, certify that:

         1. I have reviewed the report being filed;

         2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

         3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

         4. The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the issuer and have:

         i. Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         ii. Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

         iii. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The issuer's other certifying officer and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent function):

         i. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

         ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

         6. The other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                     By: s/ Wayne A. Marino
                                         --------------------------------------
                                           Wayne A. Marino
                                           Chief Financial Officer
Date:  October 11, 2002
     ---------------------------