Form 10-Q
period 2002-11-30
NAUTICA ENTERPRISES INC
filed 2003-01-10
CIK 93736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2002 or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission File Number:  0-6708


                            Nautica Enterprises, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                                            95-2431048
(State or Other Jurisdiction of Incorporation or Organization)      (I.R.S. Employer Identification No.)

 40 West 57th Street, New York, N.Y.                                                10019
 (Address of Principal Executive Offices)                                         (Zip Code)

Registrant's Telephone Number, Including Area Code                               (212) 541-5757


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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes /X/  No / /


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

Yes / /   No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock outstanding as of January 10, 2003 was 33,604,350.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                                NOVEMBER 30, 2002
                                   (unaudited)







                                      INDEX

                                                                               Page No.
                                                                               --------
Part I - Financial Information:

        Item 1.  Financial Statements:

               Condensed Consolidated Balance Sheets As at November 30, 2002
               (unaudited) and March 2, 2002                                      2


               Condensed Consolidated Statements of Earnings
               For the Nine and Three Month Periods Ended
               November 30, 2002 and December 1, 2001 (unaudited)                 3


               Condensed Consolidated Statements of Cash Flows
               For the Nine Month Periods Ended
               November 30, 2002 and December 1, 2001 (unaudited)                 4


               Notes to Condensed Consolidated Financial Statements               5


        Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                     12


        Item 3.  Quantitative and Qualitative Disclosures About Market Risk      17


        Item 4.  Controls and Procedures                                         18


Part II - Other Information:

        Item 6.  Exhibits and Reports on Form 8-K                                19

        Signatures                                                               21

        Certifications                                                           22

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)


          ASSETS                                                            (unaudited)
                                                                         November 30, 2002       March 2, 2002
                                                                         -----------------       -------------
Current assets:
  Cash and cash equivalents                                                  $  54,673             $  45,814
  Short-term investments                                                         6,194                 6,350
  Accounts receivable - net                                                    110,067                89,736
  Inventories                                                                   91,862                66,443
  Prepaid expenses and other current assets                                      7,407                 5,599
  Deferred tax benefit                                                          18,702                18,912
  Assets held for sale                                                           2,842                 2,842
                                                                             ---------             ---------
                              Total current assets                             291,747               235,696

Property, plant and equipment, at cost -
  less accumulated depreciation and amortization                               100,007               111,327

Goodwill, at cost                                                               31,328                31,328

Intangibles, at cost - less accumulated amortization                            35,130                35,489

Other assets                                                                     8,794                 8,230
                                                                             ---------             ---------

                              Total Assets                                   $ 467,006             $ 422,070
                                                                             =========             =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                       $     754             $     754
  Accounts payable - trade                                                      39,513                30,402
  Accrued expenses and other current liabilities                                61,305                44,037
  Income taxes payable                                                          10,738                 9,289
                                                                             ---------             ---------
                              Total current liabilities                        112,310                84,482

Long-term liabilities:
  Long-term debt - net                                                          13,756                14,321
  Interest rate swap liability                                                   1,386                   687
                                                                             ---------             ---------
                              Total long-term liabilities                       15,142                15,008

Stockholders' equity:
  Preferred stock - par value $.01; authorized,
    2,000,000 shares; no shares issued                                              --                    --
  Common stock - par value $.10; authorized,
    100,000,000 shares; issued 45,127,000 shares
    at November 30, 2002 and 44,718,000 shares at
    March 2, 2002                                                                4,513                 4,472
  Additional paid-in capital                                                    95,300                93,546
  Retained earnings                                                            400,484               385,407
  Accumulated other comprehensive (loss) - net of
    deferred tax benefit of $921 at November 30, 2002
    and $1,132 at March 2, 2002                                                 (1,535)               (1,862)
                                                                             ---------             ---------
                                                                               498,762               481,563
  Less:
  Common stock in treasury, at cost;
    11,523,000 shares at November 30, 2002
    and 11,498,000 shares at March 2, 2002                                    (159,208)             (158,983)
                                                                             ---------             ---------
                              Total stockholders' equity                       339,554               322,580
                                                                             ---------             ---------

                              Total Liabilities and Stockholders' Equity     $ 467,006             $ 422,070
                                                                             =========             =========


The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (amounts in thousands, except share data)



                                                         (unaudited)                              (unaudited)
                                                 Nine Months         Nine Months         Three Months       Three Months
                                                    Ended               Ended               Ended              Ended
                                              November 30, 2002    December 1, 2001    November 30, 2002   December 1, 2001
                                              -----------------   -----------------    -----------------   ----------------
Net sales                                         $    515,222      $    535,486        $    207,089        $    201,040
Cost of goods sold                                     293,385           313,544             120,959             119,865
                                                  ------------      ------------        ------------        ------------
  Gross profit                                         221,837           221,942              86,130              81,175

Selling, general  and administrative expenses          190,103           186,396              66,088              60,761
Special charges                                         13,694                --              10,338                  --
Net royalty income                                      (6,990)           (6,244)             (2,534)             (2,042)
                                                  ------------      ------------        ------------        ------------
  Operating profit                                      25,030            41,790              12,238              22,456

Interest expense                                         1,322             1,510                 391                 674
Investment (income) loss                                  (416)             (964)                212                 (58)
                                                  ------------      ------------        ------------        ------------

Earnings before provision for income taxes              24,124            41,244              11,635              21,840

Provision for income taxes                               9,047            15,590               4,364               8,255
                                                  ------------      ------------        ------------        ------------

NET EARNINGS                                      $     15,077      $     25,654        $      7,271        $     13,585
                                                  ============      ============        ============        ============

Net earnings per share of common stock:
     Basic                                        $       0.45      $       0.78        $       0.22        $       0.41
                                                  ============      ============        ============        ============
     Diluted                                      $       0.44      $       0.75        $       0.21        $       0.40
                                                  ============      ============        ============        ============

Weighted average number of
  common shares outstanding:
     Basic                                          33,555,000        32,864,000          33,613,000          33,173,000
                                                  ============      ============        ============        ============
     Diluted                                        34,359,000        34,304,000          34,136,000          34,157,000
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

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)


                                                                                (unaudited)
                                                                       Nine Months        Nine Months
                                                                          Ended             Ended
                                                                    November 30, 2002   December 1, 2001
                                                                    -----------------   ----------------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                            $ 15,077           $ 25,654
                                                                          --------           --------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                         19,741             21,258
      Provision for bad debts                                                1,357              5,184
      Mark to market swap adjustment                                           528                 --
      Loss on impairment of long-lived assets                               10,338                 --
      Changes in operating assets and liabilities, net of assets and liabilities acquired
          Short-term investments                                               156               (528)
          Accounts receivable                                              (21,688)           (14,674)
          Inventories                                                      (25,419)            17,025
          Prepaid expenses and other current assets                         (1,808)             1,471
          Other assets                                                        (627)            (1,633)
          Accounts payable - trade                                           9,111            (16,703)
          Accrued expenses and other current liabilities                    17,975               (868)
          Income taxes payable                                               1,449              3,677
                                                                          --------           --------
Total adjustments                                                           11,113             14,209
                                                                          --------           --------
Net cash provided by operating activities                                   26,190             39,863
                                                                          --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                (18,336)           (39,967)
  Acquisitions, net of cash acquired                                            --            (55,282)
                                                                          --------           --------
Net cash used in investing activities                                      (18,336)           (95,249)
                                                                          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                                  --             15,075
  Proceeds from notes payable                                                   --             30,000
  Principal payments on long-term debt                                        (565)                --
  Proceeds from issuance of common stock                                     1,795              2,043
  Purchase of treasury stock                                                  (225)                --
                                                                          --------           --------
Net cash provided by financing activities                                    1,005             47,118
                                                                          --------           --------

Increase (decrease) in cash and cash equivalents                             8,859             (8,268)

Cash and cash equivalents at beginning of period                            45,814             36,674
                                                                          --------           --------

Cash and cash equivalents at end of period                                $ 54,673           $ 28,406
                                                                          ========           ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                $    798           $  1,431
                                                                          ========           ========
  Cash paid during the period for income taxes                            $  7,530           $ 12,042
                                                                          ========           ========


The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE PERIODS ENDED NOVEMBER 30, 2002 AND DECEMBER 1, 2001
                                   (unaudited)
                    (amounts in thousands, except share data)


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


NOTE 2 -              The results of operations for the nine-month period ended
               November 30, 2002 are not necessarily indicative of the results to be expected for the full year.


NOTE 3 -              Certain amounts in the prior year period have been
               reclassified to conform with classifications used at November 30, 2002.


NOTE 4 -              The Company utilized the last-in, first-out "LIFO" method
               for certain wholesale inventories as at November 30, 2002 and March 2, 2002 and for the nine and three-month periods ended November 30, 2002 and December 1, 2001. The "LIFO" inventory for the nine and three-month periods ended November 30, 2002 and December 1, 2001 are based upon end of year estimates. Inventories at November 30, 2002 and March 2, 2002 consist primarily of finished goods.

NOTE 5 -              As of November 30, 2002 and March 2, 2002, the Company had
               $175,000 in lines of credit with four commercial banks. Such lines of credit are available for short-term borrowings and letters of credit, collateralized by imported inventory and accounts receivable. At November 30, 2002 and March 2, 2002, letters of credit outstanding under the lines were $66,332 and $33,805, respectively, and there were no short-term borrowings outstanding.

NOTE 6 -              Basic net earnings per share excludes dilution and is
               computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted net earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of options, which are convertible into common shares. Dilutive stock options included in the calculation of diluted weighted-average shares were 803,400 and 1,440,400 during the nine months ended and 523,700 and 984,200 during the three months ended November 30, 2002 and December 1, 2001, respectively.

                      Options which were excluded from the calculation of
               diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive, were 2,043,900 and 2,179,600 during the nine months ended and 3,314,400 and 2,635,100 during the three months ended November 30, 2002 and December 1, 2001, respectively.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
          FOR THE PERIODS ENDED NOVEMBER 30, 2002 AND DECEMBER 1, 2001
                                   (unaudited)
                    (amounts in thousands, except share data)

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

                                                                 All        Corporate/
                                Wholesale       Retail          other      eliminations       Totals
                                ---------       ------          -----      ------------       ------
FOR THE NINE MONTHS ENDED
NOVEMBER 30, 2002
Net sales                       $387,743       $127,479       $     --       $     --        $515,222
Segment operating profit          29,257          1,916          6,987        (13,130)         25,030
(loss)
Segment assets                   317,580         53,892          6,253         89,281         467,006
Depreciation expense              15,093          2,283             88          1,854          19,318
Capital expenditures              14,144          3,372             --            820          18,336

FOR THE NINE MONTHS ENDED
DECEMBER 1, 2001
Net sales                       $406,977       $128,509       $     --       $     --        $535,486
Segment operating profit          30,453         12,384          6,243         (7,290)         41,790
(loss)
Segment assets                   320,865         69,784          9,084         62,997         462,730
Depreciation expense              15,015          1,919            321          1,537          18,792
Capital expenditures              27,797          9,961             --          2,209          39,967

                                                                 All        Corporate/
                                Wholesale       Retail          other      eliminations          Totals
                                ---------       ------          -----      ------------          ------
FOR THE THREE MONTHS ENDED
NOVEMBER 30, 2002
Net sales                        $158,689     $ 48,400        $     --        $     --          $207,089
Segment operating profit           17,239       (4,744)          2,531          (2,788)           12,238
(loss)
Segment assets                    317,580       53,892           6,253          89,281           467,006
Depreciation expense                5,647          804            (124)            705             7,032
Capital expenditures                4,952          630              --             376             5,958

FOR THE THREE MONTHS ENDED
DECEMBER 1, 2001
Net sales                        $152,786     $ 48,254        $     --        $     --          $201,040
Segment operating profit           17,977        4,755           2,042          (2,318)           22,456
(loss)
Segment assets                    320,865       69,784           9,084          62,997           462,730
Depreciation expense                4,900          705             106             515             6,226
Capital expenditures                7,536        3,075              --             291            10,902

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
          FOR THE PERIODS ENDED NOVEMBER 30, 2002 AND DECEMBER 1, 2001
                                   (unaudited)
                    (amounts in thousands, except share data)

                      Net sales from external customers represent sales in the
               United States, except for foreign sales of $6,338 and $6,384 for the nine months ended November 30, 2002 and December 1, 2001, respectively.

                      Long-lived assets in foreign countries were $3,375 and
               $4,105 for the periods ended November 30, 2002 and December 1, 2001, respectively.

                      The All other column represents activity of the Company's
               licensing unit.

                      In the Corporate/eliminations column, the segment assets
               primarily consist of the Company's cash and investment portfolio, deferred taxes and corporate fixed assets at November 30, 2002 and December 1, 2001. The segment operating profit (loss) in the Corporate/eliminations column consists of corporate overhead expenses and special charges associated with the closure of the Rockland, Maine distribution facility (see Note 12) for the nine months ended November 30, 2002 and corporate overhead expenses for the nine months ended December 1, 2001. The special charge associated with the write-down of the fixed assets of the Company's Rockefeller Plaza store (see Note 13) is reflected in the operating profit (loss) of the Retail column.

NOTE 8 -              The Company has a loan agreement with HSBC Bank USA
               ("HSBC") in the amount of $15,075, the funds of which were used to finance a portion of the construction and development of the Company's distribution facility in Martinsville, Virginia. The loan is secured by a deed of trust on the distribution facility. The carrying value of the underlying asset was $17,600 at November 1, 2002.

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

                      The Company entered into a swap agreement with HSBC,
               effective November 30, 2001, to hedge against interest rate fluctuations. On March 22, 2002, the Company replaced such agreement with a "knock-out" swap agreement with Fleet National Bank ("Fleet"), which expires on November 28, 2008. The swap agreement provides that the Company pay a fixed interest rate of 6.32% on the notional amount. The swap settles quarterly and contains a knock-out provision that is activated when the three-month LIBOR is at or above 7.00%. If the three-month LIBOR rate rises above 7.00%, the swap knocks out and the Company will not receive any payments under the agreement until such time as the three-month LIBOR rate declines below 7.00%. The three-month LIBOR rate was 1.42% at November 30, 2002. The net interest paid or received under this agreement is included in interest expense.

                      The Company has adopted SFAS No. 133, "Accounting for
               Derivative Instruments and Hedging Activities," as amended, which requires companies to record all derivative instruments as assets or liabilities on the balance sheet, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
          FOR THE PERIODS ENDED NOVEMBER 30, 2002 AND DECEMBER 1, 2001
                                   (unaudited)
                    (amounts in thousands, except share data)


                      Prior to March 22, 2002 the Company classified the swap as a cash flow hedge, in accordance with SFAS No. 133. The fair value of the swap resulted in the Company recording a long-term liability of $858. The fair value was based upon the estimated amount that the Company would have to pay to terminate the agreement. The "knock-out" swap agreement does not qualify for hedge accounting and, accordingly, the Company began recording the changes in the fair market value of the swap from March 22, 2002 as interest expense. The charge to interest expense was $528 for the nine months ended November 30, 2002.

                      The amount of long-term debt maturing in each of the next
               five fiscal years is as follows:

                                        Fiscal Year Ended
                                        -----------------
                                        2003                $       189
                                        2004                        754
                                        2005                        754
                                        2006                        754
                                        2007                        754
                                        Thereafter               11,305
                                                            -----------
                                                                 14,510
                                        Less current
                                          maturities               (754)
                                                            -----------
                                        Total               $    13,756
                                                            ===========

NOTE 9 -              For the nine and three months ended November 30, 2002,
               comprehensive income (loss) was as follows:


                                                            (unaudited)
                                                  Nine Months         Three Months
                                                    Ended                 Ended
                                               November 30, 2002     November 30, 2002
                                               -----------------     -----------------
Net earnings                                       $ 15,077               $  7,271
Other comprehensive income (loss), net of
taxes:
    Foreign currency translation adjustments            435                     41
    Unrealized loss on interest rate swap              (109)                    --
                                                   --------               --------

Comprehensive income                               $ 15,403               $  7,312
                                                   ========               ========

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

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
          FOR THE PERIODS ENDED NOVEMBER 30, 2002 AND DECEMBER 1, 2001
                                   (unaudited)
                    (amounts in thousands, except share data)


                      The components of other intangible assets are as follows:

                                        (unaudited)
                                      November 30, 2002             March 2, 2002
                                 ------------------------     -----------------------
                                   Gross                       Gross
                                 Carrying    Accumulated      Carrying   Accumulated
                                  Amount     Amortization      Amount    Amortization
                                 --------    ------------     --------   ------------
Amortized Intangible Assets
   Trademarks                     $ 2,360       $ 1,291       $ 2,327       $ 1,063
   Other intangibles                  956           422           956           258
                                  -------       -------       -------       -------
                                    3,316         1,713         3,283         1,321

Unamortized trademarks             33,527            --        33,527            --
                                  -------       -------       -------       -------
                                  $36,843       $ 1,713       $36,810       $ 1,321
                                  =======       =======       =======       =======

                      Amortization expense for intangible assets subject to
               amortization in each of the next five fiscal years is estimated to be $140 in 2003, $527 in 2004, $527 in 2005, $333 in 2006 and
               $12 in 2007.

                      The following presents a comparison of net earnings and
               earnings per share for the nine and three months ended November 30, 2002 to the respective adjusted amounts for the nine and three months ended December 1, 2001 that would have been reported had SFAS No. 142 been in effect during the prior year:


                                                     (unaudited)                       (unaudited)
                                                     Nine Months                     Three Months
                                                       Ended                             Ended
                                            November 30,     December  1,     November  30,   December  1,
                                               2002             2001             2002            2001
                                             ----------       ----------       ----------      ----------

Reported net earnings                        $   15,077       $   25,654       $    7,271      $   13,585
Goodwill amortization                                --              712               --             283
Intangible assets  amortization                      --              634               --             272
                                             ----------       ----------       ----------      ----------
Adjusted net earnings                        $   15,077       $   27,000       $    7,271      $   14,140
                                             ==========       ==========       ==========      ==========


Net earnings per share -
basic
    Reported net earnings                    $     0.45       $     0.78       $     0.22      $     0.41
    Goodwill amortization                            --             0.02               --            0.01
    Intangible assets amortization                   --             0.02               --            0.01
                                             ----------       ----------       ----------      ----------
Adjusted net earnings per
share - basic                                $     0.45       $     0.82       $     0.22      $     0.43
                                             ==========       ==========       ==========      ==========


Net earnings per share -
diluted
    Reported net earnings                    $     0.44       $     0.75       $     0.21      $     0.40
    Goodwill amortization                            --             0.02               --            0.01
    Intangible assets amortization                   --             0.02               --            0.01
                                             ----------       ----------       ----------      ----------

Adjusted net earnings per
share - diluted                              $     0.44       $     0.79       $     0.21      $     0.42
                                             ==========       ==========       ==========      ==========

                          NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 FOR THE PERIODS ENDED NOVEMBER 30, 2002 AND DECEMBER 1, 2001
                                   (unaudited)
                          (amounts in thousands, except share data)


NOTE 12 -             During the fourth quarter of fiscal 2002, the Company
               recorded special charges in connection with its decision to close its distribution facility in Rockland, Maine and certain other employee terminations. The Company is in the process of moving the businesses that currently use this facility to its new distribution and customer service center in Martinsville, Virginia. This transition is expected to be completed no later than January 31, 2003. The special charges related to the closing will total approximately $13,159, of which $9,803 was recognized in the fourth quarter of fiscal 2002 and $3,356 was recognized in the first quarter of fiscal 2003. The special charges are comprised of the write-down of the facility from its net carrying value of $10,712 to its estimated net realizable value of $2,842, costs associated with the closure and sale of the facility and severance related costs associated with the elimination of approximately 300 union and non-union employees and certain other employee terminations. These components and the related activity through November 30, 2002 were as follows:

                                                               SEVERANCE
                                     ASSET         WIND           AND
                                     WRITE         DOWN       TERMINATION
                                      DOWN         COSTS        BENEFITS         TOTALS
                                      ----         -----        --------         ------
Fiscal Year 2002 Provision         $ 7,870        $   868        $ 1,065        $ 9,803
Fiscal Year 2002 Activity           (7,870)            --             --         (7,870)
                                   -------        -------        -------        -------
Balance at March 2, 2002                --            868          1,065          1,933
Fiscal Year 2003 Provision              --             --          3,356          3,356
Fiscal Year 2003 Activity               --           (313)        (2,434)        (2,747)
                                   -------        -------        -------        -------
Balance at November 30, 2002       $    --        $   555        $ 1,987        $ 2,542
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

                      Effective March 3, 2002, the Company adopted SFAS No. 142,
               "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but will be reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company completed the required impairment tests of goodwill and no adjustment to the carrying value of goodwill was required.

                    Effective March 3, 2002 the Company adopted SFAS No. 144,
               "Accounting for the Impairment or Disposal of Long Lived Assets." This supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of," while retaining many of the requirements of such statement. During the third quarter of the current fiscal year, the Company determined that based upon the current performance and anticipated future outlook of its Rockefeller Plaza store, and in accordance with SFAS No. 144, the fixed assets of the store were impaired. As a result, the Company incurred a special non-cash, pre-tax charge in connection with this write-down of $10,338.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
          FOR THE PERIODS ENDED NOVEMBER 30, 2002 AND DECEMBER 1, 2001
                                   (unaudited)
                    (amounts in thousands, except share data)


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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

RESULTS OF OPERATIONS

For the Nine Months Ended November 30, 2002:

        Net sales decreased 3.8% to $515.2 million in the nine months ended November 30, 2002 from $535.5 million in the comparable prior year period. The reported sales reflect a 4.7% decrease in the Wholesale segment to $387.7 million from $407.0 million and a 0.8% decrease in the Retail segment to $127.5 million from $128.5 million. The decline in the Wholesale segment was due primarily to a decrease in the Company's core sportswear business, offset in part by strong performances of Nautica Men's and Women's Jeans, Men's and Ladies Furnishings, as well as contributions from newer businesses including Earl Jean and Nautica Men's Underwear. The slight decrease in Retail segment sales was a result of same store sales being down mid-single digits from the comparable prior year period due to a difficult retail environment and the Company's decision not to implement the clearance sales that took place in the prior year period. This decrease was offset by sales from two new full-priced stores opened since the third quarter of last year.

        Gross profit, as a percentage of sales, was 43.1%, compared to 41.4% in the comparable prior year period. The increase is due primarily to the Company's inventory management initiatives and improved sourcing in the Nautica Children's, Nautica Men's Jeans and Nautica Furnishings businesses. These increases were offset in part by a decrease in the Company's core sportswear business as a result of increased promotional activity in department stores.

        Selling, general and administrative expenses ("SG&A") increased by $3.7 million to $190.1 million in fiscal 2003 from $186.4 million in fiscal 2002. SG&A, as a percentage of net sales, increased to 36.9% in fiscal 2003 from 34.8% in fiscal 2002. The increase as a percentage of net sales is due primarily to investments in the Earl Jean Women's and Men's businesses, the development of the Nautica Women's Sportwear line and the expansion of the John Varvatos business into the European market and through new John Varvatos retail stores. In addition, the Company incurred a full nine months of expenses from the Earl Jean business in the current period compared to only seven months in the prior year period. During the prior year period, the Company incurred costs, principally bad debts, in the Nautica Europe business unit of approximately $7.9 million. Excluding the costs associated with Nautica Europe, SG&A increased $11.6 million compared to the prior year period.

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

        During the third quarter of fiscal 2003, the Company recorded a pre-tax special charge of $10.3 million ($6.5 million on an after tax basis) or $0.19 per diluted share. Based on the current performance and anticipated outlook of the Company's Rockefeller Plaza store, the fixed assets were deemed to be impaired in accordance with SFAS No. 144.

        Net royalty income increased by $0.8 million to $7.0 million from $6.2 million in the prior year period. The increase was due primarily to the sales strength in home products during the current year period. This increase was offset in part by the recognition of a settlement from the termination of the men's footwear license during the comparable prior year period.

        Investment income decreased by $0.6 million to $0.4 million from $1.0 million in the prior year period. The decrease is due to unrealized losses in the Company's short-term investments during the current year period as opposed to unrealized gains in the prior year period. This decrease was offset, in part, by an increase in interest income earned on higher average cash balances during the current year period, as a result of cash paid during the prior year period for the acquisition of Earl Jean.

        The provision for income taxes decreased to 37.5% from 37.8% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the overall effective income tax rates.

        Net earnings for the current year period was $15.1 million compared to $25.7 million in the comparable prior year period as a result of the factors discussed above. Excluding the special charges discussed above, net earnings for the current year period would have been $23.6 million.


For the Three Months Ended November 30, 2002:

        Net sales increased 3.0% to $207.1 million in the three months ended November 30, 2002 from $201.0 million in the comparable prior year period. The reported sales reflect a 3.9% increase in the Wholesale segment to $158.7 million from $152.8 million and a 0.3% increase in the Retail segment to $48.4 million from $48.3 million. The increase in the Wholesale segment was due primarily to increases in Nautica Men's and Women's Jeans, Men's and Ladies Furnishings as well as contributions from newer businesses including Earl Jean and Nautica Men's Underwear, offset in part, by a decrease in the Company's core sportswear business. The slight increase in Retail segment sales is primarily a result of sales from two new full-priced stores offset by a mid-single digit decline in same store sales compared to the third quarter of the prior fiscal year.

        Gross profit, as a percentage of sales, was 41.6%, compared to 40.4% in the comparable prior year period. The increase is due primarily to the Company's inventory management initiatives and improved sourcing in the Nautica Children's, Nautica Men's Jeans and Nautica Furnishings businesses. These increases were offset in part by a decrease in the Company's core sportswear business as a result of increased promotional activity in department stores.

        SG&A increased by $5.3 million to $66.1 million in fiscal 2003 from $60.8 million in fiscal 2002. SG&A, as a percentage of net sales, increased to 31.9% in fiscal 2003 from 30.2% in fiscal 2002. Increases in SG&A were due primarily to investments in the Earl Jean Women's and Men's businesses, the development of the Nautica Women's Sportwear line and the expansion of the John Varvatos business into the European market and through new John Varvatos retail stores.

        During the third quarter of fiscal 2003, the Company recorded a pre-tax special charge of $10.3 million ($6.5 million on an after tax basis) or $0.19 per diluted share. Based on the current performance and anticipated outlook of the Company's Rockefeller Plaza store, the fixed assets were deemed to be impaired in accordance with SFAS No. 144.

        Net royalty income increased by $0.5 million to $2.5 million from $2.0 million in the prior year period. The increase was due primarily to the sales strength in home products during the current year period.

        Investment income decreased by $0.3 million compared to the prior year period. The decrease is due to unrealized losses in the Company's short-term investments during the current year period as opposed to unrealized gains in the prior year period. This decrease was offset, in part, by an increase in interest income earned on higher average cash balances during the current year period, as a result of cash paid during the prior year period for the acquisition of Earl Jean.

        The provision for income taxes decreased to 37.5% from 37.8% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the overall effective income tax rates.

        Net earnings for the current year period was $7.3 million compared to $13.6 million in the comparable prior year period as a result of the factors discussed above. Excluding the special charge discussed above, net earnings for the current year period would have been $13.7 million.

LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended November 30, 2002, the Company generated cash from operating activities of $26.2 million, principally from net earnings. Accounts receivable and inventory for such nine-month period increased $21.7 million and $25.4 million, respectively, and were financed principally by cash generated from net earnings and increases in accounts payable and accrued expenses. Accounts receivable was $8.7 million or 7.3% lower on November 30, 2002 compared to December 1, 2001 due to a decrease in sales for the period, as well as credits posted earlier in the current year period than in the prior year period. Inventory was essentially flat on November 30, 2002 compared to December 1, 2001. The Company continues to better manage the timing of receipts with customer demand and has reduced its offerings of replenishment styles.

        During the nine months ended December 1, 2001, the Company generated cash from operating activities of $39.9 million, principally from net earnings. Accounts receivable for such nine-month period increased $14.7 million and were financed principally by cash generated from net earnings and an increase in short-term borrowings. Accounts receivable were 29.4% higher on December 1, 2001 compared to December 2, 2000 due mainly to the increase in wholesale sales and the timing of shipments, with a higher percentage occurring in the last part of the quarter. Inventory for the nine-month period decreased $17.0 million due mainly to sales of excess inventory through the retail outlets and the Company's efforts to better manage the timing of receipts with demand and to reduce its replenishment excess. Inventory was $5.0 million or 5.2% lower on December 1, 2001 compared to December 2, 2000 due to these same reasons.

        During the nine months ended November 30, 2002, the Company's principal investing activities related primarily to the purchase of property, plant and equipment for the Nautica in-store shop program. The Company expects to continue to incur capital expenditures to expand the in-store shop program, and to open additional retail stores.

        The Company has a total of $175.0 million in lines of credit with four commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by imported inventory and accounts receivable. At November 30, 2002 and March 2, 2002, letters of credit outstanding under the lines were $66.3 million and $33.8 million, respectively, and there were no short-term borrowings outstanding.

        The following is a summary of the Company's contractual obligations for the periods indicated that existed as of November 30, 2002:

                                          (amounts in millions)
   Contractual         Less than     1 - 3       4 - 5       After
   Obligations          1 Year       Years       Years      5 Years       Total
-------------------------------------------------------------------------------
Operating leases        $ 17.3      $ 32.4      $ 29.3      $ 58.8       $137.8
Letters of credit         66.3          --          --          --         66.3
Long-term debt             0.8         1.5         1.5        10.7         14.5
                        ------      ------      ------      ------       ------

                        $ 84.4      $ 33.9      $ 30.8      $ 69.5       $218.6
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

        Effective March 3, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but will be reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company completed the required impairment tests of goodwill and no adjustment to the carrying value of goodwill was required.

        Effective March 3, 2002 the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." This supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of," while retaining many of the requirements of such statement. During the third quarter of the current fiscal year, the Company determined that based upon the current performance and anticipated future outlook of its Rockefeller Plaza store, and in accordance with SFAS No. 144, the fixed assets of the store were impaired. As a result, the Company incurred a special non-cash, pre-tax charge in connection with this write-down of $10,338.

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

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

        The Company's consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Management continually evaluates its estimates and assumptions including those related to allowances for doubtful accounts, sales returns and allowances, inventory valuation, accrual for markdowns and the valuation of long-lived assets. Management bases its estimates and assumptions on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Changes in the economic conditions in the retail industry could have an impact on these estimates and the Company's actual results. Management believes that the following may involve a higher degree of judgment or complexity:

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

        Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of authorized personnel constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company's actual results to differ materially from those described in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These factors and uncertainties include, among others: the risk that new businesses of the Company will not be integrated successfully; the risk that the Company will experience operational difficulties with its new distribution facility; the overall level of consumer spending on apparel; dependence on sales to a limited number of large department store customers; risks related to extending credit to customers; actions of existing or new competitors and changes in economic or political conditions in the markets where the Company sells or sources its products;
risks associated with consolidations, restructuring and other ownership changes in the retail industry; changes in trends in the market segments in which the Company competes; risks associated with uncertainty relating to the Company's ability to launch, support and implement new product lines in the United States and Europe; effects of competition; changes in the costs of raw materials, labor and advertising; the ability to secure and protect trademarks and other intellectual property rights; and, the impact that any labor disruption at the Company's ports of entry could have on timely product deliveries. These and other risks and uncertainties are disclosed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's periodic reports on Forms 10-K and 10-Q, the Company's press releases and in oral statements made by or with the approval of authorized personnel. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about interest rate risk

        The Company finances its capital needs through available capital, future earnings, bank lines of credit and its long-term debt which totals $14.5 million, inclusive of its current portion. The Company's exposure to market risk for changes in interest rates are primarily in its investment portfolio and its short and long-term borrowings. The Company, pursuant to investing guidelines, mitigates exposure on its investments by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. All of the Company's indebtedness, including borrowings under its $175 million lines of credit and long-term debt, bear interest at variable rates. Accordingly, changes in interest rates would impact the Company's results of operations in future periods. On March 22, 2002, the Company entered into a "knock-out" swap agreement with Fleet National Bank ("Fleet"), which expires on November 28, 2008. The swap agreement provides that the Company pay a fixed interest rate of 6.32% on the notional amount. The swap settles quarterly and contains a knock-out provision that is activated when the three-month LIBOR is at or above 7.00%. If the three-month LIBOR rate rises above 7.00%, the swap knocks out and the Company will receive no payments under the agreement until such time as the three-month LIBOR rate declines below 7.00%. The three-month LIBOR rate was 1.42% at November 30, 2002. The net interest paid or received under this agreement is included in interest expense.

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosures.

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


                                         NAUTICA ENTERPRISES, INC.



                                         By: s/ Harvey Sanders
                                            ------------------------------------
                                             Harvey Sanders
                                             Chairman of the Board and President

Date:  January 10, 2003
     ------------------



                                         By: s/ Wayne A. Marino
                                            ------------------------------------
                                             Wayne A. Marino
                                             Chief Financial Officer
                                             (Principal Financial Officer)

Date:  January 10, 2003
     ------------------

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


        I, Harvey Sanders, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Nautica Enterprises, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                               By: s/ Harvey Sanders
                                                  ------------------------------
                                                   Harvey Sanders
                                                   Chief Executive Officer


Date:  January 10, 2003
     ------------------

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

        I, Wayne A. Marino, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nautica Enterprises, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                               By: s/ Wayne A. Marino
                                                  ------------------------------
                                                   Wayne A. Marino
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

Date:  January 10, 2003
     ------------------