Form 10-K
period 2003-03-01
NAUTICA ENTERPRISES INC
filed 2003-05-30
CIK 93736

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                              --------------------

                                    FORM 1O-K

(MARK ONE)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED MARCH 1, 2003

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

Registrant's telephone number, including area code: (212) 541-5757 Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                               -------------------

            Common Stock,                               Preferred Stock
            par value $.10 per share                    Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

         Indicate by check mark whether the registrant is an accelerated filed (as defined in Exchange Act Rule 12b-2).
Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

         On May 28, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant, using the average bid and asked prices of the registrant's stock on such date, was $303,191,226. As of May 28, 2003 there were issued and outstanding 33,590,100 shares of the Company's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Identification of Document              Part into which Incorporated
          --------------------------              ----------------------------

     Proxy Statement for Annual Meeting
     of Stockholders to be held July 8, 2003.     Part III

                                     PART I

ITEM 1.  BUSINESS.

                  Nautica Enterprises, Inc., a Delaware corporation (together with its subsidiaries, the "Company"), through its subsidiaries, designs, sources, markets and distributes apparel under the following brands: Nautica; Nautica Competition; Nautica Jeans Company; Earl Jean; John Varvatos; E. Magrath; and Byron Nelson. These products feature innovative designs, classic and contemporary styling, quality fabrics and functionality. The Company operates in three primary segments: wholesale, retail and licensing.

                  Through its wholesale business, the Company sells Nautica branded apparel primarily to leading department and specialty stores in over 2,300 retail locations throughout the United States. Earl Jean and John Varvatos products are sold primarily to high-end department stores, upscale specialty retailers and fashion forward boutiques in over 1,100 and 85 retail locations, respectively, primarily throughout the United States and certain European markets.

                  The Company's in-store shop programs for the Nautica, Nautica Competition, Nautica Jeans Company and Nautica Children's Company collections are an integral part of the Company's marketing strategy for its wholesale business. Through this program, the Company and a department store customer create a specific area within the store dedicated to the exclusive merchandising and sale of the Nautica, Nautica Competition, Nautica Jeans Company or Nautica Children's Company collections, as the case may be. Each of these shops are outfitted with signature fixtures consistent with the image of each of the brands and present the collections in an integrated, visually attractive environment. At the end of the fiscal year 2003, the number of Nautica in-store shops was approximately 1,400. Since its introduction in 1999, the number of Nautica Jeans shops has grown to approximately 1,300. The continued development of these shop programs is dependent on general apparel industry conditions, continued participation of retail customers and continued demand by consumers for the Nautica collections. Nautica Children's Company shops were first introduced in 2002.

                  In addition to its wholesale business, the Company operates 100 Nautica, nine Nautica Jeans, one Earl Jean and one John Varvatos outlet stores. The stores provide a sales channel for the Company's products for value oriented consumers and allows for the organized distribution of excess and out-of-season merchandise. The Company also operates six full-price stores, as follows: one Nautica store, three Earl Jean stores and two John Varvatos stores.

                  The Company strategically extends the Nautica brands and broadens the international distribution of the Nautica apparel collection through license arrangements. The Nautica name and trademarks are currently licensed for a range of products consistent with Nautica's design concepts and image. They are also licensed globally to companies for distribution of the Nautica collection. In addition, John Varvatos Company licenses its name and trademarks for a number of products.

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

                  Nautica Competition

                  The Nautica Competition brand features active-inspired apparel products using performance and activewear fabrics. The Company believes that while these products are aimed at a younger age group (18-40) and provide a "bridge" between Nautica Jeans Company and Nautica, they also appeal to the Nautica core customer.

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

                  The Nautica Womens Jeans collection includes a full range of products including jeans, woven shirts, knits, bottoms and outerwear. Knits include sweaters, tee shirts and activewear; bottoms include denim jeans, casual pants, denim skirts, casual skirts, denim dresses, casual dresses, denim shorts and casual shorts; and, outerwear includes jean jackets and lightweight, transitional weight and down outerwear. The Nautica Womens Jeans collection is offered through approximately 300 doors.

                  The Nautica Jeans Company collections are presented in twelve fashion deliveries with four key item deliveries. Each delivery includes products that are merchandised together, using colorations, labels, patches and intriguing fabrics. The Nautica Jeans Company products that are offered on a year round basis through the Company's automatic replenishment program include the following: for Nautica Mens Jeans, five basic jeans offered in five different fits and three to five different washes/rinses, tee shirts, twill cargo pants and, seasonally, three denim shorts and a twill cargo short; and, for Nautica Womens Jeans, four basic jeans offered in four different fits and three different washes/rinses, tee shirts, twill pants and, seasonally, two denim shorts in three washes/rinses. The collections are sold through the Company's wholly-owned subsidiary, Nautica Jeans Company.

                  Nautica Children's Company

                  Through Nautica Children's Company, a wholly-owned subsidiary of the Company which commenced operations in April 2001, the Company offers an active-inspired, denim-based collection of boys apparel for infants and the 4-20 year old age group. The collection includes jeans, woven shirts, knits, bottoms and outerwear. Knits include sweaters, tee shirts and activewear; bottoms include denim jeans, casual pants, denim shorts and casual shorts; and, outerwear includes jean jackets, lightweight, transitional weight and down outerwear.

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

                  Nautica Sleepwear

                  The Nautica robes and sleepwear collections and Nautica underwear are sold to men and women, and the Nautica Blue collection to juniors, through the Company's wholly-owned subsidiary, Nautica Furnishings, Inc. The Nautica robes and sleepwear collection for men includes robes, boxer shorts, jams, henley camp shirts, nightshirts and pull-on pants. The Nautica robes and sleepwear collection for women includes pajamas, knit tops and pants, drawstring shorts, chemise, gowns, nightshirts and robes. Nautica underwear includes woven boxer shorts, knit boxers, knit briefs, tee shirts and athletic shorts. Product sold to juniors is marketed under the Nautica Blue brand.

                  The Nautica robes and sleepwear collections are presented in four merchandising seasons for men and five merchandising seasons for women and juniors, with monthly deliveries. The deliveries are distinguished by fabrications, use of color, pattern and prints, and styling. In addition, certain of the products are offered through the Company's automatic replenishment program. Nautica underwear is presented in two merchandising seasons.

                  Earl Jean

                  The Earl Jean business was acquired by the Company in April 2001. Earl Jean, Inc., a wholly owned subsidiary of the Company, designs, sources, markets and distributes high-end contemporary denim products, related apparel and accessories for women and men. The brand's core customers are urban professionals and affluent teens ages 18-35, with price points at the high-end of the retail market.

                  The Earl Jean collection includes women's and men's jeans in a variety of washes and fabrications, woven shirts, skirts, tee shirts, leather outerwear, handbags, footwear and belts. It is presented in four merchandising seasons with two to three deliveries in each season. Earl Jean primarily distributes products through leading upscale specialty and department stores across the United States, selected countries in Europe, Japan and Canada.

                  John Varvatos Company

                  In 2000, the Company launched the John Varvatos men's contemporary designer collection. The collection is sold to luxury department stores and better specialty stores, domestically and internationally. The collection consists of sportswear, tailored clothing, furnishings, accessories and footwear at men's designer price points. Sportswear includes sweaters, knits, wovens, pants, outerwear and leather; tailored clothing includes suits, jackets, dress pants and top coats; furnishings includes dress shirts and neckwear; and, accessories include scarves, hats, belts, footwear and bags. The collection is presented in three merchandising seasons with two to three deliveries in each season. The John Varvatos collection is sold through the Company's wholly-owned subsidiary, John Varvatos Company.

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

                  Other Activities

                  The Company also licenses the Nautica name and related trademarks for a range of products consistent with Nautica's design concepts and image through Nautica Apparel, Inc., a wholly-owned subsidiary of the Company ("Nautica Licensing"), and the John Varvatos name and related trademarks for hosiery, fragrance and a limited edition sneaker collection. See "Licensing."

DIRECT RETAILING

                  Outlet Stores

                  The Company operates 100 Nautica, nine Nautica Jeans, one Earl Jean and one John Varvatos outlet stores located in outlet centers throughout the United States. Such operations are primarily conducted through its wholly-owned subsidiary, Nautica Retail USA, Inc. These outlet stores have enabled the Company to increase sales in certain geographic markets where its products were not previously available and reach consumers who favor value-oriented retailers. They also provide opportunities for the Company to sell excess and out-of-season merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices. The Company's outlet stores are geographically positioned to minimize potential conflict with the Company's retail customers. Outlet stores purchase products directly from the Company and its suppliers, and source basic products and styles through the Company.

                  Full-Price Stores

                  The Company, through wholly-owned subsidiaries, operates six full-price retail stores, as follows: one Nautica store, three Earl Jean stores and two John Varvatos stores. In fiscal 2003, the Company announced, given that the Nautica full-price retail store located in Rockefeller Plaza had been performing below expectations, it is evaluating its long-term strategy with respect to such store. The Earl Jean stores are located in New York's Soho neighborhood, Larchmont, California and South Beach, Miami, Florida. The John Varvatos stores are located in New York's Soho neighborhood and West Hollywood, California. The Company's full-price stores display the breadth of each of the respective Nautica, Earl Jean and John Varvatos collections.

LICENSING

                  The Company strategically extends the Nautica product line and broadens the international distribution of the Nautica brand through license arrangements. These license arrangements allow the Company to enter new businesses and countries with minimal capital commitments and to benefit from the experience of the licensee with the licensed product or the local market. The Nautica name and related trademarks are licensed through Nautica Licensing.

                  Nautica Licensing currently licenses products for wholesale and/or retail distribution in the following product categories: fragrances, tailored clothing, dress shirts, neckwear, watches, hosiery, eyewear, women's swimwear, leather belts, wallets and accessories, top coats, gloves, scarves, umbrellas, beach towels, and the Nautica Home Collection featuring bedding, bath linens and accessories, tableware and furniture. Except for fragrances, eyewear and watches, which are licensed for sale globally, these products are licensed for sale primarily in the United States.

                  Internationally, Nautica apparel currently is licensed for sale in over 100 countries, including, among others, Australia, Bahamas, Bermuda, Bulgaria, Canada, Chile, China, Colombia, Cyprus, Ecuador, Greece, Guatemala, Honduras, Hong Kong, Hungary, Indonesia, Japan, Korea, Malaysia, Mexico, New Zealand, Nicaragua, Panama, Paraguay, Peru, Philippines, Puerto Rico, Romania, Singapore, Taiwan, Thailand, Turkey, and Venezuela. In addition to wholesale distribution of Nautica apparel, international licensees operate Nautica retail stores in certain of these markets.

                  As a provision of the agreement by which the Company acquired the Nautica brand in 1984, David Chu, Vice Chairman of the Company, is entitled to receive 50% of the net royalty income from licensing the Nautica name and trademarks. The Company receives the remaining 50% of such net royalty income.

                  The Company also licenses the John Varvatos name and trademarks for hosiery, fragrance and skin care products and a limited edition sneaker collection. The John Varvatos apparel collection is also distributed in Japan.

MARKETING

                  The Company's in-store shop programs for the Nautica, Nautica Competition, Nautica Jeans Company and Nautica Children's Company collections are an integral part of the Company's marketing strategy of its Nautica wholesale business. Through this program, the Company and a department store customer create a specific area within the store dedicated to the exclusive merchandising and sale of the Nautica, Nautica Competition, Nautica Jeans Company or Nautica Children's Company collections, as the case may be. Each of these shops, strategically located in the collections departments of leading department stores, are outfitted with signature fixtures consistent with the image of each of the brands and present the collections in an integrated, visually attractive environment.

                  The Company plans to continue its efforts to expand and update its in-store shops in department stores which currently sell the Nautica, Nautica Competition, Nautica Jeans Company and Nautica Children's Company collections and to install such shops in additional retail locations. The continued development of the Company's in-store shop program is dependent on general apparel industry conditions, continued participation by retail customers and continued demand by consumers for the Company's collections, and no assurance can be given that the Company will be able to continue to expand and update its in-store shops.

                  In order to maximize the effectiveness of the Company's in-store shop program, the Company operates a merchandise coordinator program. Each of the Company's merchandise coordinators services a group of retail customers within a common geographic region. They communicate with and visit each of their customers on a regular basis to ensure proper visual display of the Company's merchandise, analyze inventory requirements, and provide selling and merchandising support to the sales staff. Merchandise coordinators also train certain department store employees with regard to product features, sales methods and shop management. In addition, they provide sales information to the Company's retail analysts who monitor retail performance and develop plans to assist these retail customers with future purchases of Company products. Management believes that the performance of the Company's in-store shops is enhanced by the close interaction of its merchandise coordinators with its retail customers.

                  Company products are marketed by a regional sales force and sales representatives through its showrooms in New York City, Dallas, Texas, Los Angeles, California and London, England to leading department and specialty stores. In fiscal year 2003, May Department Stores Company, Federated Department Stores, Inc. and Dillard Department Stores, Inc. accounted for approximately 27%, 20% and 17%, respectively, of the Company's total wholesale sales. No other customer of the Company accounted for 10% or more of the Company's sales during that period.

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

                  The Nautica brands' advertising campaigns, featured in national and regional consumer magazines, newspapers and trade publications, deliver appropriate brand messages to the desired audiences. Publications featuring Company advertising campaigns reflect the diversification of the Company's businesses with titles that include, among others, GQ, Sports Illustrated, Cosmopolitan, Vanity Fair, DNR, WWD, House & Garden, The New York Times Magazine, Maxim, Vibe, Vogue and Details. Outdoor advertising media, utilized on a regional basis, includes bus panels, billboards, commuter rail cards and telephone kiosks.

                  Strategically planned retail events, consumer promotions and sponsorships, such as acting as the official apparel sponsor of the No. 1 ranked Men's Professional Beach Volleyball Team, bring attention to the Company's brands on a global basis while supporting local retail sales and reinforcing the brand's authentic and active image.

PRODUCT DESIGN AND SOURCING

                  The Company manages the development of its apparel from initial product concept through color and pattern design, fabric identification and testing, and garment manufacturing. Products are designed by in-house design staffs. The design teams work in conjunction with the sales and production teams to determine the apparel styles for a particular season based upon an evaluation of current style trends, prior year's sales and consultations with retail customers. In conjunction with agents located in foreign countries, the Company arranges fabric sourcing and garment production to ensure that final products satisfy detailed specifications and quality standards.

                  The Company contracts for the manufacture of its products and does not own or operate any manufacturing facilities. During fiscal 2003, a significant portion of the Company's products were produced in Asia and other foreign countries, with the remaining portion produced in the United States. In the United States, suppliers operate under the close supervision of the Company's production departments. The Company's agent and sourcing office, based in Hong Kong and Taiwan, respectively, monitor foreign production to ensure compliance with design specifications, quality standards and timely delivery of finished garments. They are assisted by Company employees based in New York who visit with the manufacturers to monitor production. The Company has curtailed travel to certain parts of the world due to Severe Acute Respiratory Syndrome ("SARS"), and is monitoring the situation and reviewing its travel policies on a current basis.

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

                  The Company contracts to purchase its goods in United States dollars and has not experienced material difficulties as a result of foreign political, economic or social instability. However, the Company's business remains subject to the risks associated with foreign suppliers, including , without limitation, economic, political and health risks, including with respect to SARS.

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

                  In addition to the Nautica Marks, the Company and its subsidiaries have registered, or are in the process of registering, the following trademarks, among other related marks, in the United States and certain other countries for apparel and certain other products: Nautica Competition; Nautica Jeans Company; Earl Jean; and, John Varvatos Company.

                  The Company regards its trademarks and other proprietary rights as valuable assets and actively manages its trademark portfolio, maintaining long-standing trademarks as well as obtaining trademark registrations for new brands. The

Company polices its trademark portfolio against infringement but there can be no assurance that these efforts will be successful or that the Company will have adequate remedies for any such infringement.

BACKLOG AND SEASONALITY

                  On March 1, 2003, the Company had unfilled customer orders of approximately $295.7 million of merchandise, compared to approximately $ 295.1 million of such orders at March 2, 2002. These amounts include both confirmed and unconfirmed orders which, the Company believes, based on industry practice and past experience, will be confirmed. We expect that substantially all such orders will be filled within the 2004 fiscal year. Backlog may be materially affected by a number of factors, including seasonal factors, the mix of product, the timing of the receipt and processing of customer orders and the timing of shipment. Accordingly, order book data should not be taken as providing meaningful period-to-period comparisons.

                  Historically, the Company has experienced its highest level of sales in the second and third quarters and its lowest level in the first and fourth quarters. In the future, the timing of seasonal shipments may vary by quarter.

COMPETITION

                  The apparel industry is highly competitive. The Company encounters substantial competition from brands such as Polo/Ralph Lauren, Tommy Hilfiger, Claiborne, Lucky Jeans, Polo Jeans, DKNY Jeans, Kenneth Cole, Diesel, Seven, Juicy Couture and Joie, as well as from certain non-designer lines. In addition, department stores, including some of the Company's major retail customers, have increased in recent years the amount of goods manufactured and sold under their own labels. Some of the Company's competitors are significantly larger and more diversified than the Company and have substantially greater resources available for marketing their products. The Company believes that its ability to compete effectively depends upon the continuing appeal of Nautica apparel and the Company's other products to its retail customers and consumers as well as the Company's ability to continue to offer high quality apparel at appropriate price points.

EMPLOYEES

                  At March 1, 2003, the Company had approximately 3,300 employees. Approximately 225 of such employees are parties to a collective bargaining agreement. The Company considers its relations with its employees to be good.

ACCESS TO COMPANY REPORTS ON THE INTERNET

                  Copies of the Company's filings with the Securities and Exchange Commission (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K) are available free of charge through the investor relations section of the Company's website at www.nautica.com. The Company's filings are available on the same day they are electronically filed with the SEC.

ITEM 2.  PROPERTIES.

                  The general location of the primary properties of the Company and its subsidiaries, whether they are owned or leased, their use and approximate square footage, are as follows:

    LOCATION             OWNED/LEASED                       USE                                    APPROX. SQUARE FOOTAGE
Martinsville, VA            Owned                   Warehouse and Customer                                 500,000
                                                    Service Center,
                                                    Information Systems

New York, NY                Leased                  Corporate, Administrative,                             110,000
                                                    Showroom and Sales,
                                                    Design and Production
                                                    Offices

New York, NY                Leased                  Design, Production, Sales                               44,000
                                                    and Administrative
                                                    Offices

New York, NY                Leased                  Design and Production                                   16,000
                                                    Offices

New York, NY                Leased                  Design and Administrative                                9,000
                                                    Offices

Los Angeles, CA             Leased                  Showroom and Sales                                       2,100
                                                    Offices

Dallas, TX                  Leased                  Warehouse and                                           40,000
                                                    Administrative Offices

Dallas, TX                  Leased                  Showroom and Sales                                       2,100
                                                    Offices

London, England             Leased                  Showroom and Sales                                       2,000
                                                    Offices

London, England             Leased                  Showroom and Sales                                       2,000
                                                    Offices

                  The Company also leases 111 outlet stores and six full-price retail stores in locations throughout the United States. The outlet stores range in size from approximately 2,400 to 9,300 square feet, and average approximately 3,800 square feet. The full-price retail stores range in size from approximately 1,100 square feet to approximately 5,000 square feet, except for the Nautica full-price retail store, which is approximately 12,000 square feet and located in New York's Rockefeller Plaza.

                  Given that the Company's Martinsville, Virginia facility is completed and fully operational, the Company has ceased operations at its 350,000 square foot distribution facility in Rockland, Maine. Accordingly, the Company is actively marketing the property for sale. In addition, the Company is seeking to sublet or terminate leases in Paris, France, Madrid, Spain and London, England, in view of the Company's decision to transition its Nautica Europe business to licensing or other key arrangements.

                  The Company believes that its existing facilities are well maintained, in good operating condition and adequate for the purposes utilized.

ITEM 3.  LEGAL PROCEEDINGS.

                  From time to time, the Company is involved in litigation that arises from the ordinary operations of its business. In the event of an adverse outcome of any of these proceedings, the Company believes that the resulting liabilities would not have a material adverse effect on its financial condition or results of operations

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matters were submitted to a vote of security-holders during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  The Company's common stock is publicly quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the trading symbol "NAUT."

                  The following table sets forth, for the periods indicated, the high and low reported sales prices per share for the common stock as reported on the NASDAQ National Market System:

                                                                     HIGH           LOW
FISCAL 2002

         First Quarter Ended June 2, 2001                           $21.20         $14.47
         Second Quarter Ended September 1, 2001                      21.65          12.83
         Third Quarter Ended December 1, 2001                        14.76          10.46
         Fourth Quarter Ended March 2, 2002                          14.49          12.57

FISCAL 2003

         First Quarter Ended June 1, 2002                           $16.22         $12.94
         Second Quarter Ended August 31, 2002                        13.75          10.98
         Third Quarter Ended November 30, 2002                       12.38           8.06
         Fourth Quarter Ended March 1, 2003                          12.37           9.45

FISCAL 2004

         First Quarter (through May 23, 2003)                       $11.50         $ 9.02

                  As of May 23, 2003, there were approximately 300 holders of record of the Company's common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of the end of the 2003 fiscal year:

                      EQUITY COMPENSATION PLAN INFORMATION

                                             NUMBER OF                                       NUMBER OF SECURITIES
                                          SECURITIES TO BE                                   REMAINING AVAILABLE
                                            ISSUED UPON                                      FOR FUTURE ISSUANCE
                                            EXERCISE OF               WEIGHTED-AVERAGE           UNDER EQUITY
                                            OUTSTANDING              EXERCISE PRICE OF       COMPENSATION PLANS
                                              OPTIONS,                 OUTSTANDING          (EXCLUDING SECURITIES
                                            WARRANTS AND             OPTIONS, WARRANTS       REFLECTED IN COLUMN
                                               RIGHTS                   AND RIGHTS                  (a))
        PLAN CATEGORY                       COLUMN (a)                  COLUMN (b)               COLUMN (c)
        -------------                     ----------------           -----------------      ---------------------
Equity compensation plans                    4,439,000                    $ 14.97                   896,700
approved by security holders*

Equity compensation plans not                  281,940                    $  0.87                         -
approved by security holders**               ---------                                              -------

               Total...........              4,720,940                                              896,700
                                             =========                                              =======

* Represents options granted under the 1996 Stock Incentive Plan, the 1989 Employee Incentive Stock Plan and the Executive Incentive Stock Option Plan. The number reflected in Column (c) represents additional options available for issuance under the 1996 Stock Incentive Plan. No additional options may be granted under the 1989 Employee Incentive Stock Plan and the Executive Incentive Stock Option Plan.

** Represents options granted on July 1, 1987 to the Vice Chairman of the Company. The Option Agreement representing such grant provided, as adjusted for stock splits (and subject to future adjustments), for the Vice Chairman to purchase up to an aggregate of 2,262,064 shares of the Company's Common Stock at a purchase price of $0.87 per share. The options expire 60 days after the earlier of (i) July 1, 2007, or (ii) 10 months following the date that the Vice Chairman ceases to be employed by the Company. At March 1, 2003, 281,940 options exercisable at $0.87 per share remain outstanding.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                               Year ended
                                                    --------------------------------------------------------------------

                                                      March 1,      March 2,      March 3,      March 4,    February 27,
Amounts in thousands, except per share data             2003          2002          2001         2000           1999
-------------------------------------------         -----------   -----------   -----------   -----------   ------------
Selected consolidated statements of earnings data
Net sales                                           $   693,715   $   692,092   $   627,731   $   564,888   $   509,128

Net earnings                                        $    20,698   $    17,259   $    46,103   $    46,163   $    58,708

Net earnings per share of common stock
     Basic                                          $      0.62   $      0.52   $      1.45   $      1.33   $      1.53

     Diluted                                        $      0.60   $      0.50   $      1.39   $      1.26   $      1.45

Cash dividends per share of common stock                None          None          None          None          None

Selected consolidated balance sheet data
   Total assets                                     $   468,127   $   422,070   $   378,306   $   333,113   $   319,304
   Long-term debt, excluding current portion             13,567        14,321             -             -            50
   Working capital                                      191,240       151,214       170,804       168,231       179,566
   Stockholders' equity                                 346,226       322,580       285,264       263,713       255,817

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                  The Company operates in three primary business segments, Wholesale, Retail and Licensing. The Wholesale segment consists of businesses that design, market, source and distribute the following to retail store customers: sportswear, activewear, outerwear, a jeans collection, a tailored clothing collection, robes and sleepwear for men; a jeans collection, robes and sleepwear for women; and, a children's collection. The Retail segment sells men's, women's and children's apparel and other Nautica-branded products primarily through its retail store locations directly to consumers. The Licensing segment licenses the Company's trademarks for the manufacture and sale of various products for distribution throughout the world.

Fiscal year ended March 1, 2003 compared to March 2, 2002:

                  Net sales increased slightly to $693.7 million in the fiscal year ended March 1, 2003 from $692.1 million in the prior year. Wholesale sales increased 1.0% to $519.9 million from $516.5 million. Strong performances of Nautica Men's and Women's Jeans, Nautica Men's and Women's Sleepwear, and the contribution of the new Nautica Men's Underwear business were offset by a 9.2% decrease in the Nautica Men's Sportwear business. For fiscal 2004, the Company expects net sales to remain essentially flat to fiscal 2003, with growth in Nautica Sleepwear, Nautica Children's, Earl Jean and John Varvatos being offset by an estimated decrease in the Nautica Men's Sportswear business of approximately 13%-15%, due to, in part, the ongoing pressure facing the overall men's collection business in department stores. Retail sales decreased 1.0% to $173.8 million from $175.6 million primarily as a result of reduced consumer traffic in outlet malls due to the continued sluggish economy.

                  Gross profit, as a percentage of sales, was 42.7% compared to 41.1% in the prior year. The increase is due primarily to the Company's ability to better source products, improved full-price sales of Nautica Men's Jeans, Nautica Men's and Women's Sleepwear and Nautica Children's, as well as improved margins the Company achieved on sales to discount retailers.

                  Selling, general and administrative expenses increased by $5.3 million to $254.9 million from $249.6 million in the prior year. Selling, general and administrative expenses as a percentage of net sales increased to 36.7% from 36.1% in the prior year. The increase in the percentage of net sales is due primarily to investments in the Earl Jean Women's and Men's businesses, the development of the Nautica Women's Sportswear line and the expansion of the John Varvatos business into the European market and through new John Varvatos retail stores.

                  During the first quarter of fiscal 2003, the Company recorded a pre-tax special charge of $3.4 million ($2.1 million on an after tax basis) or $0.06 on a per share basis. This charge consisted of costs associated with the elimination of approximately 300 union and non-union employees related to the closing of the Rockland, Maine distribution facility. Approximately $2.6 million of this charge was paid during the current fiscal year, with the balance expected to be paid during the first quarter of the next fiscal year and is anticipated to be funded with cash from operations. The Company expects annual savings associated with this action to be between $3.5 and $4.0 million. These savings will be reflected in distribution costs and reported in selling, general and administrative expenses in the Company's consolidated financial statements. The Company began realizing a portion of these cost savings in the fourth quarter of the current fiscal year.

                  During the third quarter of fiscal 2003, the Company recorded a pre-tax special charge of $10.3 million ($6.5 million on an after tax basis) or $0.19 per diluted share. This charge consisted of the impairment of fixed assets of the Company's Rockefeller Plaza store, based on the performance and anticipated outlook of the store in accordance with SFAS No. 144.

                  During the fourth quarter of fiscal 2003, the Company recorded a pre-tax special charge of $2.6 million ($1.6 million on an after tax basis) or $0.05 per diluted share. This charge relates to the Company's decision to transition its Nautica business in Europe to licensing or other arrangements. The charge consists of $1.3 million in wind-down costs, the write-down of fixed assets and lease termination costs and $1.3 million for the impairment of goodwill in accordance with SFAS No. 142.

                  Net royalty income increased by $1.4 million to $9.3 million from $7.9 million in the prior year. The increase is due primarily to the sales strength in home products during the current fiscal year. The prior year's income included the recognition of a settlement from the termination of the men's footwear license. Excluding this settlement, net royalty income increased $3.6 million from the prior year.

                  Investment income decreased by $0.9 million to $0.6 million from $1.5 million in the prior year. During the current year, the Company sold its short-term investments due to poor performance. Conversely, the prior year's income on these investments included unrealized capital gains. The decrease in income from short-term investments was offset, in part, by an increase in interest income earned on higher average cash balances during the current year, as a result of cash paid during the prior year for the acquisition of Earl Jean. Interest expense remained essentially flat compared to last year at $2.0 million.

                  The provision for income taxes decreased to 37.5% from 37.8% of earnings before income taxes in the prior year. The decrease is due primarily to a reduction in the overall effective income tax rates.

                  Net earnings increased $3.4 million to $20.7 million from $17.3 million in the prior year as a result of the factors discussed above. Excluding special charges taken in both the current and prior year, net earnings for the current year would have been $30.9 million compared to $26.2 million in the prior year.

Fiscal year ended March 2, 2002 compared to March 3, 2001:

                  Net sales increased 10.3% to $692.1 million in the fiscal year ended March 2, 2002 from $627.7 million in the prior year. Wholesale sales increased 8.7% to $516.5 million from $475.2 million due primarily to the strong performance of Nautica Men's and Women's Jeans and the contribution of new businesses, including Earl Jean and Nautica Children's. These increases were offset by higher markdown allowances and returns in the Nautica Men's Sportswear business. Retail sales increased 15.1% to $175.6 million from $152.5 million as a result of sales from new stores opened during the year and full year sales of stores opened in the prior year. Also, the Retail segment was successful in selling through its excess inventory, resulting in lower inventory levels. Same store sales for the year were up 3.0% from the prior year, despite a difficult retail environment.

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

                  Selling, general and administrative expenses increased by $52.7 million to $249.6 million from $196.9 million in the prior year. Selling, general and administrative expenses as a percentage of net sales increased to 36.1% from 31.4% in the prior year. The increase in the percentage of net sales is due primarily to the following: costs and charges, principally bad debts and marketing, associated with the Nautica Europe business unit; costs associated with operating additional distribution facilities while the Company transitions its distribution operations to its new facility in Martinsville, Virginia; costs associated with updating store displays to reflect the Company's new icon (the J-class(TM) sailboat); the integration of newer businesses; and several new brand extensions.

                  In the fourth quarter of fiscal year 2002, the Company recorded pre-tax special charges of $14.4 million ($9.0 million on an after tax basis) or $0.26 per diluted share. These charges consisted of costs related to the closing of the Rockland, Maine distribution facility of approximately $8.7 million, costs of approximately $4.6 million relating to a payment made to the Company's Vice Chairman, net of accrued obligations and certain other costs associated with the cancellation of a 1998 Letter Agreement, and charges relating to certain employee terminations of approximately $1.1 million.

                  The Company moved its distribution facility from Rockland, Maine to a new distribution and customer service center in Martinsville, Virginia. The charges relating to the distribution facility, which were recognized in the fourth quarter of fiscal 2002, included approximately $7.9 million for the write-down of the facility to its estimated net realizable value and approximately $0.8 million for costs associated with the closure and sale of the facility. Of the $0.8 million, approximately $0.4 million was paid in fiscal 2003 and the balance is expected to be paid in fiscal 2004 with cash from operations. Additional severance related costs associated with the elimination of approximately 300 union and non-union employees in Rockland, Maine totaling approximately $3.4 million on a pre-tax basis was recognized in the first quarter of fiscal 2003 of which, approximately $2.6 million was paid during fiscal 2003 and the balance is expected to be paid during fiscal 2004 with cash from operations. The Company expects annual savings associated with these actions to be between $3.5 and $4.0 million. These savings will be reflected in distribution costs and reported in selling, general and administrative expenses in the Company's consolidated financial statements. The Company began realizing these cost savings in the fourth quarter of fiscal 2003.

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

                  Approximately $0.8 million of the costs associated with charges relating to certain employee terminations recorded in the fourth quarter of fiscal 2002 were paid during fiscal 2003. The balance is expected to be paid during fiscal 2004 with cash from operations.

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

                  Investment income decreased by $1.6 million to $1.5 million from $3.1 million in the prior year. The decrease was due to lower average cash balances during the year as a result of the cash paid for the acquisition of Earl Jean and additional working capital needs, particularly to support the Company's new businesses. Interest expense increased $1.8 million to $2.0 million from $0.2 million in the prior year as a result of interest incurred on the Company's short and long-term borrowings.

                  The provision for income taxes decreased to 37.8% from 38.8% of earnings before income taxes in the prior year. The decrease is due primarily to a reduction in the overall effective income tax rates.

                  Net earnings decreased $28.8 million to $17.3 million from $46.1 million in the prior year as a result of the factors discussed above. Excluding special charges recorded in fiscal 2002, net earnings for the current year would have been $26.2 million.

LIQUIDITY AND CAPITAL RESOURCES

                  During the year ended March 1, 2003, the Company generated cash from operating activities of $60.9 million, principally from net earnings and an increase in accounts payable and accrued expenses of $18.4 million, offset by increases in accounts receivable and inventory of $10.6 and $21.2 million, respectively. Accounts receivable was 10.0% higher than the prior year due to a $22.7 million increase in wholesale sales in the fourth quarter compared to last year. Inventory was higher than the prior year due to a number of factors including: an increase to support backlog for the upcoming summer season; an increase in replenishment inventory for certain businesses, as it can take six to nine months to produce the product; the expansion of the Nautica Children's business into more of the Company's outlet stores; and the receipt of spring product earlier than in the prior year to support a more timely transition from the fall season. Accounts payable and accrued expenses increased due to the increase in inventory.

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

                  During the year ended March 1, 2003, cash used in investing activities was $24.5 million. This amount was primarily for the purchase of property, plant and equipment for the Nautica in-store shop program and the build-out of retail stores. The Company expects to continue to incur capital expenditures to expand and update its in-store shop program, and to open additional retail stores.

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

                  During the year ended March 1, 2003, cash provided by financing activities was $0.7 million. This amount consisted of proceeds from the issuance of common stock through the Company's Employee Incentive Stock Option Plan, offset by cash used to pay down the principal balance on its long-term debt. During fiscal year 2001, the Board of Directors authorized the Company to repurchase up to 4,000,000 shares of its outstanding stock on the open market. Under this authorization and a previous authorization, the Company purchased 36,000 shares at a cost of $0.3 million during 2003 and 2,533,000 shares at a cost of $28.8 million during 2001.

                  As of March 1, 2003 and March 2, 2002, the Company had $175.0 million in lines of credit with four commercial banks. Such lines of credit are available for short-term borrowings and letters of credit, collateralized by imported inventory and accounts receivable. At March 1, 2003 and March 2, 2002, letters of credit outstanding under the lines were $46.5 and $33.8 million, respectively, and there were no short-term borrowings outstanding.

                  The following is a summary of the Company's contractual obligations for the periods indicated that existed as of March 1, 2003, and is based on information appearing in the Notes to Consolidated Financial
Statements:

                                    (amounts in millions)
  Contractual      Less than    1 - 3      4 - 5       After
  Obligations        1 Year     Years      Years      5 Years     Total
-------------------------------------------------------------------------
Operating leases    $  18.7    $  34.6    $  29.8    $   65.0    $  148.1
Letters of credit      46.5          -          -           -        46.5
Long-term debt          0.8        1.5        1.5        10.5        14.3
                    -----------------------------------------------------

                    $  66.0    $  36.1    $  31.3    $   75.5    $  208.9
                    =====================================================

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

RECENT ACCOUNTING PRONOUNCEMENTS

                  In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement No. 145 rescinds Statement No.4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations
- reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. The Company adopted the provisions of SFAS No. 145 upon its effective date, which did not have a material impact on the consolidated financial statements.

                  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is expecting a pre-tax special charge between $7.0 and $8.6 million in the first half of the next fiscal year based on the adoption of this pronouncement.

                  In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The disclosure provisions of FIN 45 are effective for the Company's first quarter of the year ending February 28, 2004. The Company is currently in the process of evaluating the potential impact that this pronouncement will have on its consolidated financial statements.

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This standard provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS No. 148 in the accompanying financial statements.

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

Valuation of Long-lived Assets

                  The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of such as sets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

                  This Annual Report contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including, without limitation, the statements under "Management's

Discussion and Analysis of Financial Condition and Results of Operations" are "forward-looking statements." Forward-looking statements may include the words "believes," "expects," "plans," "intends," "anticipates," "continues" or other similar expressions. These statements are based on the Company's current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company's actual results to differ materially from those described in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These factors and uncertainties include, among others: the risk that new businesses of the Company will not be integrated successfully; the risk that the Company will experience operational difficulties with its distribution facility; the overall level of consumer spending on apparel; dependence on sales to a limited number of large department store customers; risks related to extending credit to customers; actions of existing or new competitors and changes in economic, political or health conditions in the markets where the Company sells or sources its products, including with respect to SARS; downturn or generally reduced shopping activity caused by public safety concerns; risks associated with consolidations, restructurings and other ownership changes in the retail industry; changes in trends in the market segments in which the Company competes; risks associated with uncertainty relating to the Company's ability to launch, support and implement new product lines; effects of competition; changes in the costs of raw materials, labor and advertising; the ability to secure and protect trademarks and other intellectual property rights; risks associated with the relocation of Earl Jean, Inc.; the risk that the cost of transitioning the Nautica Europe business to licensing or other key arrangements will be more than anticipated or that the Company will not be able to negotiate acceptable terms; and, the impact that any labor disruption at the Company's ports of entry could have on timely product deliveries. These and other risks and uncertainties are disclosed from time to time in the Company's filings with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by or with the approval of authorized personnel. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

ACCESS TO COMPANY REPORTS ON THE INTERNET

                  Copies of the Company's filings with the Securities and Exchange Commission (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K) are available free of charge in the investor relations section of the Company's website at www.nautica.com. The Company's filings are available on the same day they are electronically filed with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company finances its capital needs through available capital, future earnings, bank lines of credit and its long-term debt which totals $14.3 million, inclusive of its current portion. The Company's exposure to market risk for changes in interest rates is primarily in its investment portfolio and its short and long-term borrowings. The Company, pursuant to investing guidelines, mitigates exposure on its investments by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. All of the Company's indebtedness, including borrowings under its $175.0 million lines of credit and long-term debt, bear interest at variable rates. Accordingly, changes in interest rates would impact the Company's results of operations in future periods. The Company entered into a swap agreement, effective November 30, 2001, to hedge against interest rate fluctuations on its long-term debt. The swap agreement effectively converts the long-term debt from a variable interest rate to a fixed interest rate of 6.32% per annum. The swap contains a knock-out provision that is activated when the three-month LIBOR rate is at or above 7.00%. If the three-month LIBOR rate rises above 7.00%, the swap knocks out and the Company will not receive any payments under the agreement until such time as the three-month LIBOR rate declines below 7.00%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  Financial Statements required by Part II, Item 8 are included in Part IV, Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 8, 2003.

ITEM 11. EXECUTIVE COMPENSATION.

                  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 8, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

                  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 8, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on July 8, 2003, and by reference to Footnotes I, K and T of the Consolidated Financial Statements included in this report and referred to at
Part IV, Item 15.

ITEM 14. CONTROLS AND PROCEDURES

                  Within the 90-day period prior to the filing of this Annual Report on Form 10-K, the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934.

                  The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                  Based upon the Evaluation of disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that, subject to the limitations noted above, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosures.

                  There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements

         The following Consolidated Financial Statements of Nautica Enterprises,
             Inc. and Subsidiaries required by Part II, Item 8, are included in
             Part IV of this report:

                                                                                        Page
                                                                                        ----
      Report of Independent Certified Public Accountants                                 F-1

      Consolidated Balance Sheets at March 1, 2003 and March 2, 2002                 F-2 - F-3

      Consolidated Statements of Earnings for each of the three years in the
          period ended March 1, 2003                                                     F-4

      Consolidated Statements of Stockholders' Equity for each of the three years
          in the period ended March 1, 2003                                          F-5 - F-6

      Consolidated Statements of Cash Flows for each of the three years in the
          period ended March 1, 2003                                                     F-7

      Notes to Consolidated Financial Statements                                     F-8 - F-28

2.  Financial Statement Schedule

      Included in Part IV of this report:

      Schedule for each of the three years in the period ended March 1, 2003:

      II - Valuation and Qualifying Accounts                                            F-29

3. Exhibits

    2 Asset Purchase Agreement, dated as of April 23, 2001, by and among the Registrant, EJI Acquisition Subsidiary, Inc., Earl Jean, Inc., Benjamin Freiwald and Suzanne Costas Freiwald is incorporated herein by reference to Registrant's Current Report on Form 8-K dated April 30, 2001.

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

    10(iii)(c) Registrant's 1996 Stock Incentive Plan is incorporated herein by reference from the Registrant's Registration Statement on Form S-8 (Registration Number 333-55711), as amended and restated in Appendix A to the Registrant's definitive Proxy Statement filed June 7, 2002.

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

    21         Subsidiaries of Registrant

    22         Consent of Independent Certified Public Accountants

    99(a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

    99(b) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

    (b)        Reports on Form 8-K - None

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
   NAUTICA ENTERPRISES, INC.

We have audited the accompanying consolidated balance sheets of Nautica Enterprises, Inc. and Subsidiaries as of March 1, 2003 and March 2, 2002, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended March 1, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nautica Enterprises, Inc. and Subsidiaries as of March 1, 2003 and March 2, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 1, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the schedule listed in the accompanying index at Item 14(a) 2 for each of the three years in the period ended March 1, 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

New York, New York
April 16, 2003

                   Nautica Enterprises, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)

                                                               MARCH 1,     March 2,
                   ASSETS                                        2003         2002
                                                               --------     --------
CURRENT ASSETS
     Cash and cash equivalents                                 $ 82,953     $ 45,814
     Short-term investments                                           -        6,350
     Accounts receivable - net of allowances of $45,432 in
         2003 and $42,525 in 2002                                98,713       89,736
     Inventories                                                 87,630       66,443
     Prepaid expenses and other current assets                    3,428        5,599
     Deferred tax benefit                                        22,229       18,912
     Assets held for sale                                         2,842        2,842
                                                               --------     --------

            Total current assets                                297,795      235,696

PROPERTY, PLANT AND EQUIPMENT, at cost - less accumulated
         depreciation and amortization                           96,427      111,327

GOODWILL, at cost                                                30,054       31,328

OTHER INTANGIBLES, at cost - less accumulated amortization       34,972       35,489

OTHER ASSETS                                                      8,879        8,230
                                                               --------     --------

                                                               $468,127     $422,070
                                                               ========     ========

The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                    (amounts in thousands, except share data)

                                                               MARCH 1,   March 2,
            LIABILITIES AND STOCKHOLDERS' EQUITY                 2003       2002
                                                               --------   --------
CURRENT LIABILITIES
     Current maturities of long-term debt                      $    754   $    754
     Accounts payable - trade                                    34,690     30,402
     Accrued expenses and other current liabilities              57,017     44,037
     Income taxes payable                                        14,094      9,289
                                                               --------   --------

            Total current liabilities                           106,555     84,482

LONG-TERM LIABILITIES
     Long-term debt - net                                        13,567     14,321
     Interest rate swap liability                                 1,779        687
                                                               --------   --------

            Total long-term liabilities                          15,346     15,008

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock - par value $.01; authorized, 2,000,000
         shares; no shares issued                                     -          -
     Common stock - par value $.10; authorized, 100,000,000
         shares; issued, 45,136,000 shares in 2003 and
         44,718,000 shares in 2002                                4,514      4,472
     Additional paid-in capital                                  96,216     93,546
     Retained earnings                                          406,105    385,407
     Accumulated other comprehensive loss - net of
         deferred tax benefit of $772 at March 1, 2003
         and $1,132 at March 2, 2002                             (1,287)    (1,862)
     Common stock in treasury at cost; 11,534,000 shares at
         March 1, 2003 and 11,498,000 shares at March 2, 2002  (159,322)  (158,983)
                                                               --------   --------

                                                                346,226    322,580
                                                               --------   --------

                                                               $468,127   $422,070
                                                               ========   ========

The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (amounts in thousands, except share data)

                                                         YEAR ENDED      Year ended      Year ended
                                                          MARCH 1,        March 2,        March 3,
                                                            2003            2002            2001
                                                        ------------    ------------    ------------
Net sales                                               $    693,715    $    692,092    $    627,731
Cost of goods sold                                           397,348         407,677         367,171
                                                        ------------    ------------    ------------

     Gross profit                                            296,367         284,415         260,560

Selling, general and administrative expenses                 254,933         249,593         196,927
Special charges                                               16,282          14,442               -
Net royalty income                                            (9,329)         (7,860)         (8,779)
                                                        ------------    ------------    ------------

     Operating profit                                         34,481          28,240          72,412

Investment income                                                604           1,471           3,075
Interest expense                                              (1,968)         (1,959)           (156)
                                                        ------------    ------------    ------------

     Earnings before provision for income taxes               33,117          27,752          75,331

Provision for income taxes                                    12,419          10,493          29,228
                                                        ------------    ------------    ------------

     NET EARNINGS                                       $     20,698    $     17,259    $     46,103
                                                        ============    ============    ============

Net earnings per share of common stock:
     Basic                                              $       0.62    $       0.52    $       1.45
                                                        ============    ============    ============

     Diluted                                            $       0.60    $       0.50    $       1.39
                                                        ============    ============    ============

Weighted-average number of common shares outstanding:
     Basic                                                33,567,000      32,946,000      31,862,000
                                                        ============    ============    ============

     Diluted                                              34,307,000      34,319,000      33,241,000
                                                        ============    ============    ============

The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           Years ended March 1, 2003, March 2, 2002 and March 3, 2001
                    (amounts in thousands, except share data)

                                                                                                 Accumulated
                                                                                                    other
                                                       Common stock       Additional            comprehensive
                                                   ---------------------   paid-in    Retained     income      Treasury
                                                      Shares     Amount    capital    earnings     (loss)        stock       Total
                                                   -----------  --------  --------    --------  -------------  ---------   --------
Balance at March 4, 2000                            42,696,000  $  4,270  $ 67,559    $322,045     $     -     $(130,161)  $263,713

Common stock issued on exercise of stock options       633,000        63     2,183                                            2,246
Income tax benefit from stock options                                        2,024                                            2,024
Purchase of treasury stock                                                                                       (28,822)   (28,822)
Net earnings                                                                           46,103                                46,103
                                                   -----------  --------  --------   --------      -------     ---------   --------

Balance at March 3, 2001                            43,329,000     4,333    71,766    368,148            -      (158,983)   285,264

Common stock issued in connection with the
   acquisition of Earl Jean, Inc.                    1,122,000       112    18,354                                           18,466
Common stock issued on exercise of stock options       267,000        27     2,531                                            2,558
Income tax benefit from stock options                                          895                                              895
Comprehensive income
    Net earnings                                                                       17,259                                17,259
    Other comprehensive (loss), net of taxes:
        Foreign currency translation adjustments                                                    (1,435)                  (1,435)
        Unrealized loss on interest rate swap                                                         (427)                    (427)
                                                   -----------  --------  --------   --------      -------     ---------   --------
            Total comprehensive income                                                                                       15,397
                                                                                                                           --------

Balance at March 2, 2002 (carried forward)          44,718,000  $  4,472  $ 93,546   $385,407      $(1,862)    $(158,983)  $322,580

The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

           Years ended March 1, 2003, March 2, 2002 and March 3, 2001
                    (amounts in thousands, except share data)

                                                                                                 Accumulated
                                                                                                    other
                                                       Common stock       Additional            comprehensive
                                                   ---------------------   paid-in    Retained     income      Treasury
                                                      Shares     Amount    capital    earnings     (loss)        stock       Total
                                                   -----------  --------  --------    --------  -------------  ---------   --------
Balance at March 2, 2002 (brought forward)          44,718,000  $  4,472   $93,546    $385,407     $(1,862)    $(158,983)  $322,580

Common stock issued on exercise of stock options       418,000        42     1,787                                            1,829
Income tax benefit from stock options                                          883                                              883
Purchase of treasury stock                                                                                          (339)      (339)
Comprehensive income
    Net earnings                                                                        20,698                               20,698
    Other comprehensive income (loss), net of taxes:
        Foreign currency translation adjustments                                                       684                      684
        Unrealized loss on interest rate swap                                                         (109)                    (109)
                                                    -----------  --------   -------   --------     -------     ---------   --------
            Total comprehensive income                                                                                       21,273
                                                                                                                           --------

Balance at March 1, 2003                             45,136,000  $  4,514   $96,216   $406,105     $(1,287)    $(159,322)  $346,226
                                                    ===========  ========   =======   ========     =======     =========   ========

The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                   YEAR ENDED  Year ended  Year ended
                                                                    MARCH 1,    March 2,    March 3,
                                                                      2003        2002        2001
                                                                   ----------  ----------  ----------
Cash flows from operating activities
   Net earnings                                                     $ 20,698    $ 17,259    $ 46,103
   Adjustments to reconcile net earnings to net cash
      provided by operating activities
         Deferred income taxes                                        (3,676)     (6,921)     (2,478)
         Depreciation and amortization                                28,970      29,045      22,968
         Provision for bad debts                                       1,667       5,161       1,451
         Loss on impairment of long-lived assets                      10,964       7,870           -
         Loss on impairment of goodwill                                1,275           -           -
         Increase in interest rate swap liability                        921           -           -
         Changes in operating assets and liabilities, net
            of assets and liabilities acquired
               Short-term investments                                  6,350        (804)     28,445
               Accounts receivable                                   (10,644)     14,342     (17,935)
               Inventories                                           (21,187)     41,766     (24,142)
               Prepaid expenses and other current assets               2,170       1,902      (2,024)
               Other assets                                             (693)     (1,824)        (36)
               Accounts payable - trade                                4,287     (15,394)     14,833
               Accrued expenses and other current liabilities         14,086         109       7,054
               Income taxes payable                                    5,687      (1,363)      3,779
                                                                    --------    --------    --------
               Net cash provided by operating activities              60,875      91,148      78,018
                                                                    --------    --------    --------
Cash flows from investing activities
   Purchase of property, plant and equipment                         (24,427)    (44,268)    (41,712)
   Acquisitions, net of cash acquired                                      -     (55,282)          -
   Payments to register trademark                                        (45)        (91)       (199)
                                                                    --------    --------    --------
               Net cash used in investing activities                 (24,472)    (99,641)    (41,911)
                                                                    --------    --------    --------
Cash flows from financing activities
   Proceeds from long-term debt                                            -      15,075           -
   Principal payments on long-term debt                                 (754)          -           -
   Proceeds from issuance of common stock                              1,829       2,558       2,246
   Purchase of treasury stock                                           (339)          -     (28,822)
                                                                    --------    --------    --------
               Net cash provided by (used in) financing activities       736      17,633     (26,576)
                                                                    --------    --------    --------
               INCREASE IN CASH AND
                  CASH EQUIVALENTS                                    37,139       9,140       9,531

Cash and cash equivalents at beginning of year                        45,814      36,674      27,143
                                                                    --------    --------    --------
Cash and cash equivalents at end of year                            $ 82,953    $ 45,814    $ 36,674
                                                                    ========    ========    ========
Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                         $  1,033    $  1,844    $      -
     Cash paid during the year for income taxes                     $ 10,326    $ 18,724    $ 27,829

The accompanying notes are an integral part of these statements.

                   Nautica Enterprises, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 March 1, 2003, March 2, 2002 and March 3, 2001
                    (amounts in thousands, except share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nautica Enterprises, Inc. (the "Company") and its subsidiaries are primarily engaged in the design, marketing, sourcing, distributing and sale of men's, women's and children's apparel. The principal market for the Company's products is the United States of America.

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

     4.  Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist principally of municipal bonds that have been called for redemption and short-term notes. The market value of the cash equivalents approximates cost.

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

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 1, 2003, March 2, 2002 and March 3, 2001
                    (amounts in thousands, except share data)

NOTE A (CONTINUED)

     6.  Accounts Receivable

         The majority of the Company's accounts receivable are due from customers in the retail industry. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the retail industry as a whole.

     7.  Inventories

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for certain wholesale inventories and by the first-in, first-out ("FIFO") method for retail and the remaining wholesale inventories.

         Inventories valued using the LIFO method, consisting primarily of finished goods, comprised 33% and 34% of consolidated inventories before LIFO adjustment at March 1, 2003 and March 2, 2002, respectively. Had the Company utilized the FIFO method of accounting for all inventory, inventories would have been higher by $2,317 and $2,285 at March 1, 2003 and March 2, 2002, respectively.

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

     9.  Goodwill and Other Intangibles

         Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill recorded in connection with acquisitions had been amortized using the straight-line method over a ten- to forty-year period through March 2, 2002. Other intangibles with determinable lives are amortized on a straight-line basis over the estimated useful lives of the assets. Other intangibles without determinable lives represent trademarks that had been amortized using the straight-line method over the estimated useful lives of the assets through March 2, 2002. Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," changed the accounting for goodwill and other intangible assets without determinable lives from an amortization method to an impairment-only approach and, accordingly, the Company tests goodwill and other intangible assets without determinable lives for impairment through the use of independent third-party appraisals.

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 1, 2003, March 2, 2002 and March 3, 2001
                    (amounts in thousands, except share data)

NOTE A (CONTINUED)

     10. Valuation of Long-Lived Assets

         The Company continually reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of such assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period and recognizes an impairment loss if the carrying value exceeds the expected future cash flows. The impairment loss is measured based upon the difference between the fair value of the asset and its recorded carrying value.

     11. Revenue Recognition

         Revenue within wholesale operations is recognized at the time merchandise is shipped to customers. Retail store revenues are recognized at the time of sale. Allowances for estimated returns and discounts are provided when sales are recorded.

     12. Shipping and Handling Fees and Costs

         Shipping and handling fees billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as a cost of sales.

     13. Advertising

         All costs associated with advertising products are expensed when the advertising takes place. Costs associated with cooperative advertising programs, under which the Company generally shares the cost of a customer's advertising expenditures, are expensed when the related revenues are recognized. Advertising expenses were $25,900, $31,300 and $29,200 in 2003, 2002 and 2001, respectively.

     14. Income Taxes

         The Company and its wholly-owned subsidiaries file a consolidated Federal income tax return. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax law.

     15. Earnings Per Share

         Basic net earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted net earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of options, which are convertible into common shares. Dilutive stock options included in the calculation of diluted weighted-average shares were 740,000 in 2003, 1,373,000 in 2002 and 1,379,000 in 2001.

         Options that were excluded from the calculation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and, therefore, would be antidilutive, were 1,934,000 in 2003, 2,161,000 in 2002 and 2,281,000 in 2001.

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 1, 2003, March 2, 2002 and March 3, 2001
                    (amounts in thousands, except share data)

NOTE A (CONTINUED)

     16. Stock Options

         The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans, which provide for granting of options with exercise prices equal to the fair market value of common stock at the date of grant, other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net earnings and net earnings per share would be reduced to the pro forma amounts as follows:

                                                                            2003      2002        2001
                                                                          --------   -------    -------
Net earnings

    As reported                                                           $ 20,698   $17,259    $46,103

    Deduct: Total stock-based employee compensation expense
    determined under fair value based method for awards
    granted, modified, or settled, net of tax                               (5,149)   (8,209)    (8,601)
                                                                           --------   -------    -------

    Pro forma                                                             $ 15,549   $ 9,050    $37,502
                                                                          ========   =======    =======

Basic net earnings per share
    As reported                                                           $   0.62   $  0.52    $  1.45
    Pro forma                                                             $   0.46      0.27       1.18

Diluted net earnings per share
    As reported                                                           $   0.60   $  0.50    $  1.39
    Pro forma                                                             $   0.45      0.27       1.15

         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended March 1, 2003, March 2, 2002 and March 3, 2001, respectively: expected volatility of 47%, 50% and 44%; risk-free interest rates of 4.0%, 5.0% and 5.3%; and expected lives of seven years.

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 1, 2003, March 2, 2002 and March 3, 2001
                    (amounts in thousands, except share data)

NOTE A (CONTINUED)

     17. Foreign Currency Translation

         The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity. Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate. These adjustments, along with gains and losses on currency transactions, are reflected in the consolidated statements of earnings.

     18. Fiscal Year

         References made to 2003, 2002 and 2001 relate to the fiscal years ended March 1, 2003, March 2, 2002 and March 3, 2001, respectively.

     19. Reclassifications

         Certain amounts in prior years have been reclassified to conform with classifications used in 2003.

     20. Recent Accounting Pronouncements

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement No. 145 rescinds Statement No.4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. The Company adopted the provisions of SFAS No. 145 upon its effective date, which did not have a material impact on the consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is expecting a pre-tax special charge between $7,000 and $8,600 in the first half of the next fiscal year based on the adoption of this pronouncement.

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 1, 2003, March 2, 2002 and March 3, 2001
                    (amounts in thousands, except share data)

NOTE A (CONTINUED)

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The disclosure provisions of FIN 45 are effective for the Company's first quarter of the year ending February 28, 2004. The Company is currently in the process of evaluating the potential impact that this pronouncement will have on its consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This standard provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS No. 148 in the accompanying financial statements.

NOTE B - ACQUISITIONS

     1.  Hampton Industries, Inc.

         On April 2, 2001, the Company's licensing unit terminated its license agreement with Hampton Industries, Inc. ("Hampton") to market Nautica childrenswear, and established a new business unit to assume certain of its operations. The Company made a payment to Hampton of approximately $6,681 for the purchase of inventory and certain other assets related to the Nautica childrenswear business, and agreed to forgive specific royalties and other expenses associated with the license agreement contingent upon Hampton satisfactorily performing certain distribution and logistics functions for the Company, for a period of time. On September 26, 2001, the Company filed a lawsuit against Hampton, claiming that Hampton had breached its April 2, 2001 agreement. The amount the Company is seeking to recover is between $8,000 and $9,000. The Company's legal counsel believes it is premature to predict the outcome of the litigation.

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 1, 2003, March 2, 2002 and March 3, 2001
                    (amounts in thousands, except share data)

NOTE B (CONTINUED)

     2.  Earl Jean, Inc.

         On April 30, 2001, the Company, through a wholly-owned subsidiary, acquired substantially all of the assets and assumed certain liabilities of Earl Jean, Inc. ("Earl Jean"), a privately held corporation. Earl Jean is a leading designer, manufacturer, wholesaler, retailer and marketer of luxury women's jeanswear and related apparel. The purchase price was $45,000 in cash, 1,122,271 newly issued shares of the Company's restricted common stock (valued at $18,466) and an additional cash payment of $1,809 for excess working capital. Additional consideration of up to $21,000 in cash may be earned if certain performance standards are met during fiscal 2003-2012. During fiscal 2003, the performance standards were not met and, therefore, no additional consideration was earned. The source of the cash consideration was a combination of general corporate funds and short-term borrowings from the Company's existing line of credit made in the ordinary course of business with certain banks. The acquisition was accounted for under the purchase method of accounting for business combinations and the results of operations of Earl Jean have been recorded from the date of acquisition. The purchase price plus acquisition expenses were allocated to Earl Jean's assets and liabilities based on their estimated fair value. The excess of the purchase price over the estimated fair value of the net assets acquired of $60,011 was recorded as follows:

                                                               Amount        Life (in years)
                                                               ------        ---------------
Trademarks                                                     $34,985             20.0
Employment agreements                                              508              4.4
Non-compete agreements                                              78              1.5
Customer accounts                                                  369              5.0
Goodwill                                                        24,071             20.0
                                                               -------

                                                               $60,011
                                                               =======

         Trademarks and goodwill were amortized on a straight-line basis over twenty years during fiscal 2002. In accordance with SFAS No.142, beginning in the first quarter of fiscal 2003, these assets were not amortized, instead they were tested for impairment (see Note E).

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

                                                                      March 2,    March 3,
                                                                        2002        2001
                                                                      --------    --------
Pro forma net sales                                                   $698,228    $659,085
Pro forma net earnings                                                  18,258      47,397

Pro forma net earnings per share of common stock
   Basic                                                              $   0.55    $   1.44
   Diluted                                                            $   0.53    $   1.38

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 1, 2003, March 2, 2002 and March 3, 2001
                    (amounts in thousands, except share data)

NOTE C - SHORT-TERM INVESTMENTS

     The short-term investment accounts were sold during the current fiscal year and invested in cash and cash equivalents. The following summarizes short-term investments for the year-ended March 2, 2002:

                                                                             Gross unrealized
                                                                             -----------------    Market
                                                                Cost         Gains      Losses    value
                                                               -------       -----      ------    ------
Real estate investment trusts                                  $ 5,518       $ 879      $ (47)    $6,350
                                                               =======       =====      =====     ======

     For 2003, 2002 and 2001, gross realized gains on securities totaled $773, $316 and $268, respectively. In 2003, 2002 and 2001, gross realized losses totaled $135, $0 and $289, respectively.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows:

                                                                 2003             2002
                                                               --------         --------
Land                                                           $  1,025         $  1,025
Buildings and improvements                                       21,280           10,340
Machinery, equipment and fixtures                               139,404          135,657
Leasehold improvements                                           35,537           42,297
Construction in progress                                            837            3,077
                                                               --------         --------

                                                                198,083          192,396
Accumulated depreciation and amortization                       101,656           81,069
                                                               --------         --------

                                                               $ 96,427         $111,327
                                                               ========         ========

NOTE E - GOODWILL AND OTHER INTANGIBLES

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective in the first quarter of the current year, goodwill and intangible assets with indefinite lives are no longer being amortized, but are being tested for impairment using the guidance for measuring impairment set forth in SFAS No. 142. During the fourth quarter of the current fiscal year, the Company recorded a goodwill impairment charge of $1,275 in accordance with SFAS No. 142 (see Note T). The components of other intangible assets are as follows:

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 1, 2003, March 2, 2002 and March 3, 2001
                    (amounts in thousands, except share data)

NOTE E (continued)

                                                 March 1, 2003                  March 2, 2002
                                           -------------------------      ------------------------
                                            Gross                          Gross
                                           Carrying     Accumulated       Carrying     Accumulated
                                            Amount      Amortization       Amount     Amortization
                                           --------     ------------      --------    ------------
Amortized Intangible Assets
   Trademarks                              $ 2,376        $  1,405        $ 2,327        $1,063
   Other intangibles                           956             482            956           258
                                           -------        --------        -------        ------
                                             3,332           1,887          3,283         1,321

Unamortized trademarks                      33,527               -         33,527             -
                                           -------        --------        -------        ------

                                           $36,859        $  1,887        $36,810        $1,321
                                           =======        ========        =======        ======

     Intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives of one to eight years. Amortization expense for intangible assets in each of the next five fiscal years is estimated to be $527 in 2004, $527 in 2005, $333 in 2006, $57 in 2007 and $0 in 2008.

     The following presents a comparison of reported net earnings and earnings per share for the years 2003, 2002 and 2001 to the respective adjusted amounts that would have been reported had SFAS No. 142 been in effect during the prior years:

                                                     March 1,        March 2,           March 3,
                                                       2003            2002               2001
                                                     --------        --------           --------
Reported net earnings                                $ 20,698        $ 17,259           $ 46,103
Goodwill amortization                                       -             971                240
Intangible assets amortization                              -             907                  -
                                                     --------        --------           --------
Adjusted net earnings                                $ 20,698        $ 19,137           $ 46,343
                                                     ========        ========           ========

Net earnings per share - basic
    Reported net earnings                            $   0.62        $   0.52           $   1.45
    Goodwill amortization                                   -            0.03               0.01
    Intangible assets amortization                          -            0.03                  -
                                                     --------        --------           --------
Adjusted net earnings per share - basic              $   0.62        $   0.58           $   1.46
                                                     ========        ========           ========

Net earnings per share - diluted
    Reported net earnings                            $   0.60        $   0.50           $   1.39
    Goodwill amortization                                   -            0.03               0.01
    Intangible assets amortization                          -            0.03                  -
                                                     --------        --------           --------
Adjusted net earnings per share - diluted            $   0.60        $   0.56           $   1.40
                                                     ========        ========           ========

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                 March 1, 2003, March 2, 2002 and March 3, 2001
                    (amounts in thousands, except share data)

NOTE F - SHORT-TERM BORROWINGS

     As of March 1, 2003 and March 2, 2002, the Company had $175,000 in lines of credit with four commercial banks. Such lines of credit are available for short-term borrowings and letters of credit, collateralized by imported inventory and accounts receivable. At March 1, 2003 and March 2, 2002, letters of credit outstanding under the lines were $46,483 and $33,805, respectively, and there were no short-term borrowings outstanding.

NOTE G - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                                                2003             2002
                                                               -------          -------
Payroll and other employee compensation                        $21,714          $16,194
Advertising and promotion                                        7,656            6,018
Selling                                                          5,556            3,318
Accrued rent                                                     4,967            2,921
Settlement costs                                                 3,536            3,683
Professional fees                                                2,118            1,184
Royalties                                                        2,318            1,615
Deferred revenue                                                 1,699              952
Travel and entertainment                                         1,422            1,275
Special charges                                                  1,657            1,933
Other                                                            4,374            4,944
                                                               -------          -------

                                                               $57,017          $44,037
                                                               =======          =======

NOTE H - STOCKHOLDERS' EQUITY

     During fiscal 2001, the Board of Directors authorized the Company to repurchase up to 4,000,000 shares of its outstanding stock on the open market. Under this authorization and a previous authorization, the Company purchased 36,000 shares of its outstanding stock at a cost of $339 during 2003 and 2,533,000 shares at a cost of $28,822 during 2001.

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

     On November 2, 2001, the Board of Directors adopted a resolution providing for the issuance of one series of the Company's Preferred Stock to be designated Series A Junior Participating Preferred Stock in accordance with the adoption of a Stockholder Rights Plan (see Note S). The number of shares of this series authorized to be issued is 400,000. Such number may be increased or decreased by resolution of the Board of Directors.

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 1, 2003, March 2, 2002 and March 3, 2001
                    (amounts in thousands, except share data)

NOTE I - COMMITMENTS AND CONTINGENCIES

     1.  Leases

         The Company leases real property and equipment, under operating leases expiring at various dates through 2021. Certain of the leases provide for renewal options and the payment of real estate taxes and other occupancy costs. Rent expense amounted to approximately $20,880 in 2003, $21,199 in 2002 and $15,122 in 2001.

         At March 1, 2003, minimum rental commitments under noncancellable leases are as follows:

2004                                             $ 18,693
2005                                               17,607
2006                                               16,957
2007                                               15,987
2008                                               13,835
Thereafter                                         65,042
                                                 --------

Total minimum payments required                  $148,121
                                                 ========

     2.  Stock Purchase Agreement and Life Insurance Proceeds

         The Company is a party to an agreement with the Chairman and the Vice Chairman of the Company, which provides, upon the death of either of the aforementioned stockholders, and at the request of their respective estates, that the Company will purchase a part of the common shares of the deceased stockholder. The Company has obtained policies of life insurance on the lives of the stockholders for the purpose of utilizing the proceeds from such insurance for the purchase of the shares of the Company's common stock. The agreement provides for the Company to purchase the deceased stockholder's shares of common stock at a defined market value on the date of death. The Company's obligation to purchase the common shares of the deceased stockholder is limited to the life insurance proceeds received by the Company on the death of such stockholder. The agreement also provides, as soon after the death of the stockholder as is practicable and upon the request of the estate of the deceased stockholder, for the filing of a registration statement with the Securities and Exchange Commission including the shares of common stock, if any, not purchased by the Company.

     3.  Executive Compensation

         In the event of a change in control of the Company as defined in the agreement, certain members of senior management have the right to receive a lump-sum payment upon termination of employment other than for cause or permanent disability or resignation for good reason within three years. Such payments are to be equal to the excess of (i) the product of 2.90 multiplied by the "base amount" as determined within the meaning of Section 280G of the Internal Revenue Code over (ii) the value on the date of the Change of Control Event of non-cash benefits as defined in the agreement. At March 1, 2003, the maximum amount payable, applicable to three individuals, would be approximately $9,328.

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 1, 2003, March 2, 2002 and March 3, 2001
                    (amounts in thousands, except share data)

NOTE I (CONTINUED)

     4.  Concentrations

         In the normal course of business, the Company extends credit, on open account, to its retail store customers, after a credit analysis based on financial and other criteria. The following table shows the concentration of the Company's three largest retail store customers based on its Wholesale segment sales:

                                                        2003     2002    2001
                                                        ----     ----    ----
May Department Stores Company                           27%      28%     27%
Federated Department Stores, Inc.                       20%      21%     21%
Dillard Department Stores, Inc.                         17%      17%     18%

         The Company does not believe that this concentration of Wholesale segment sales and credit risks represents a material risk of loss with respect to its financial position as of March 1, 2003.

     5.  Other

         The Company is subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of all such proceedings will not have a material adverse effect on the Company.

NOTE J - INCOME TAXES

     Significant components of the Company's deferred taxes at March 1, 2003 and March 2, 2002 are as follows:

                                                                                  2003            2002
                                                                                --------        --------
Deferred tax assets (liabilities)
     Deferred compensation                                                      $ 2,172         $ 2,690
     Allowance for doubtful accounts and sales discounts                          4,087           3,362
     Capitalized inventory costs                                                  1,777           1,047
     Nondeductible accruals                                                       7,361           9,001
     Depreciation                                                                (1,653)         (1,287)
     Impairment of long-lived assets                                              7,712           2,967
     Foreign currency translation                                                   451             872
     Interest rate swap                                                             322             260
                                                                                -------         -------

                                                                                $22,229         $18,912
                                                                                =======         =======

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 1, 2003, March 2, 2002 and March 3, 2001
                    (amounts in thousands, except share data)

NOTE J (CONTINUED)

     The provision for income taxes is comprised of the following:

                                         2003           2002           2001
                                       --------       --------       --------
Current
     Federal                           $14,243        $14,904        $27,506
     State and local                     1,852          2,510          4,200
Deferred                                (3,676)        (6,921)        (2,478)
                                       -------        -------        -------

                                       $12,419        $10,493        $29,228
                                       =======        =======        =======

     The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements:

                                              2003                2002              2001
                                            PERCENT             Percent            Percent
                                           OF INCOME           of income          of income
                                           ---------           ---------          ---------
Computed "expected" provision
    for Federal income taxes                 35.0%               35.0%              35.0%
State taxes - net of Federal
    income tax benefit                        3.6                 4.2                3.6
Other                                        (1.1)               (1.4)                .2
                                             ----                ----               ----

Actual provision for income taxes            37.5%               37.8%              38.8%
                                             ====                ====               ====

NOTE K - TRANSACTIONS WITH RELATED PARTIES

     The Company has the exclusive right to use, exploit and license others to so use and exploit the Nautica name and trademarks. The Vice Chairman of the Company receives 50% of the net royalty income received by the Company with respect to the use of the Nautica name and trademarks. The Vice Chairman earned royalties of approximately $9,305, $7,860 and $8,779 in 2003, 2002 and 2001, respectively. The Vice Chairman was entitled to receive a design fee of up to 1.5% of the net sales of certain new products. On January 7, 2002, this agreement was cancelled by the Company for a payment to the Vice Chairman of $5,600 (see Note T). The design fee accrued by the Company for 2002, in the amount of $1,159, was also cancelled. For 2001, the Vice Chairman received a design fee of $1,203. At March 1, 2003 and March 2, 2002, the amount due to the Vice Chairman included in accrued expenses and other current liabilities was approximately $2,318 and $1,615, respectively. The Vice Chairman has the right of first refusal to purchase the Company's right and interests in the name "Nautica" in the event the Company abandons, sells or disposes of its interest in the name.

     The law firm of Hughes, Hubbard & Reed LLP provides professional services to the Company. A Director of the Company is the managing partner of such firm, and another partner is the brother-in-law of the Company's Chairman. For the years ended 2003, 2002 and 2001, the Company paid $539, $1,352 and $1,596, respectively, to Hughes, Hubbard & Reed LLP.

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 1, 2003, March 2, 2002 and March 3, 2001
                    (amounts in thousands, except share data)

NOTE K (CONTINUED)

     The firm of Chu/Pettersen Interior Design, Inc. provides interior design and related services to the Company. The Vice President of such firm is the brother of the Company's Vice Chairman. For the years ended 2003, 2002 and 2001, the Company paid $55, $105, and $238, respectively, to Chu/Pettersen Interior Design, Inc.

NOTE L - MULTIEMPLOYER PENSION PLAN

     The Company contributed approximately $109, $94 and $83 in 2003, 2002 and 2001, respectively, to a multiemployer pension plan for employees covered under a collective bargaining agreement. The plan is not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Multiemployer Pension Plan Amendments Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plan terminates or the Company withdraws, the Company could be subject to a "withdrawal liability." As of March 1, 2003, the Company's share of unfunded vested benefits, if any, was not available from the plan's administrators.

NOTE M - PROFIT-SHARING RETIREMENT AND SAVINGS PLAN

     The Company has a contributory retirement savings plan (Section 401(k) of the Internal Revenue Code) for all full-time employees. Under the provisions of the plan, eligible employees are permitted to contribute up to 15% of their salary subject to specified limits. The plan provides for discretionary employer matching contributions not to exceed the lesser of 100% of the employee's contribution or 6% of the employee's compensation. The amount of Company contributions to the plan charged to expense was $417, $256 and $318 in 2003, 2002 and 2001, respectively.

NOTE N - STOCK OPTION PLANS AND OPTION AGREEMENT

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

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 1, 2003, March 2, 2002 and March 3, 2001
                    (amounts in thousands, except share data)

NOTE N (CONTINUED)

     On July 1, 1987, the Company entered into an Option Agreement (the "Agreement") with its Vice Chairman. The Agreement granted the Vice Chairman the option to purchase, as adjusted for stock splits and subject to future adjustments, up to an aggregate of 2,262,000 shares of the Company's common stock at a purchase price of $.87 per share. The options shall expire 60 days after the earlier of (i) July 1, 2007, or (ii) 10 months following the date that the Vice Chairman of the Company ceases to be employed by the Company. During the year ended March 3, 2001, the Vice Chairman exercised 400,000 options. At March 1, 2003, 282,000 options exercisable at $.87 per share remain outstanding.

     For financial reporting purposes, the tax benefit resulting from compensation expense allowable for income tax purposes in excess of the expense recorded in the financial statements, amounting to $883, $895 and $2,024 during the years ended March 1, 2003, March 2, 2002 and March 3, 2001, respectively, has been credited to additional paid-in capital.

     The table below summarizes the activity in the plans:

                                           2003                         2002                        2001
                                   ----------------------      ----------------------      ----------------------
                                                WEIGHTED-                   Weighted-                   Weighted-
                                                 AVERAGE                     average                     average
                                                EXERCISE                    exercise                    exercise
                                     SHARES       PRICE          Shares       price          Shares       price
                                   ----------   ---------      ----------   ---------      ----------   ---------
Outstanding at
   beginning of year               5,292,000    $  15.44       5,626,000    $  15.28       5,734,000    $  15.02

Granted                              371,000       10.54         180,000       15.48         390,000       14.99
Exercised                           (419,000)       4.37        (267,000)       9.64        (233,000)       8.15
Cancelled                           (805,000)      21.46        (247,000)      18.19        (265,000)      15.48
                                   ---------                   ---------                   ---------

Outstanding at end of
   year                            4,439,000       14.97       5,292,000       15.44       5,626,000       15.28
                                   =========                   =========                   =========

Exercisable at end of
   year                            3,202,000       15.69       3,554,000       15.22       3,109,000       14.31
                                   =========                   =========                   =========

Weighted-average fair
   value of options granted
   during the year                                  5.67                        8.91                        8.07

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 2, 2002, March 3, 2001 and March 3, 2000
                    (amounts in thousands, except share data)

NOTE N (CONTINUED)

     The following table summarizes information concerning currently outstanding and exercisable stock options in the plans at March 1, 2003:

                                       Options outstanding                           Options exercisable
                          ----------------------------------------------        ------------------------------
                                               Weighted-
                                                average        Weighted-                             Weighted-
                                               remaining        average                               average
    Range of                Number            contractual      exercise           Number              exercise
 exercise prices          outstanding            life            price          exercisable            Price
-----------------         -----------         -----------      ---------        -----------          ---------
$  4.45 - $ 11.45          2,405,000             4.85          $    9.78         1,642,000           $    9.33
$ 11.65 - $ 17.93            507,000             8.05          $   14.55           171,000           $   14.75
$ 18.90 - $ 25.31          1,527,000             4.15          $   23.29         1,389,000           $   23.33
                           ---------                                             ---------

                           4,439,000                                             3,202,000
                           =========                                             =========

NOTE O - SEGMENT REPORTING

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

     The Company has the following three reportable segments: Wholesale, Retail and Licensing. The Wholesale segment designs, markets, sources and distributes the following to retail store customers: sportswear, activewear, outerwear, a jeans collection, a tailored clothing collection, robes and sleepwear for men; a jeans collection, robes and sleepwear for women; and, a children's collection. The Retail segment sells men's, women's and children's apparel and other Nautica-branded products primarily through its retail store locations directly to consumers. The Licensing segment licenses the Company's trademarks for the manufacture and sale of various products for distribution throughout the world.

     The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit is based on earnings before provision for income taxes. The reportable segments are distinct business units, separately managed with different distribution channels.

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 1, 2003, March 2, 2002 and March 3, 2001
                    (amounts in thousands, except share data)

NOTE O (CONTINUED)

     The following information about the three segments is as of March 1, 2003 and for each of the three years in the period then ended:

                                                                                              Corporate/
                                                 Wholesale      Retail          Licensing    eliminations        Totals
                                                 ---------     --------         ---------    ------------        ------
MARCH 1, 2003

   NET SALES FROM EXTERNAL CUSTOMERS             $ 519,914     $173,801         $       -    $         -        $693,715
   SEGMENT OPERATING PROFIT (LOSS)                  38,629        4,842             9,329        (18,319)         34,481
   SEGMENT ASSETS                                  308,915       32,413             6,903        119,896         468,127
   DEPRECIATION EXPENSE                             21,802        2,858               402          3,300          28,362
   CAPITAL EXPENDITURES                             18,355        4,927                 -          1,145          24,427

March 2, 2002
   Net sales from external customers             $ 516,486     $175,606         $       -    $         -        $692,092
   Segment operating profit (loss)                  32,747       12,758             7,860        (25,125)         28,240
   Segment assets                                  287,294       44,606             8,625         81,545         422,070
   Depreciation expense                             20,048        2,817             1,621            879          25,365
   Capital expenditures                             30,357       10,363                 -          3,548          44,268

March 3, 2001
   Net sales from external customers             $ 475,185     $152,546         $       -    $         -        $627,731
   Segment operating profit (loss)                  50,477       20,391             8,779         (7,235)         72,412
   Segment assets                                  251,446       49,740            11,185         65,935         378,306
   Depreciation expense                             18,371        1,857               517          1,280          22,025
   Capital expenditures                             27,006        9,287               787          4,632          41,712

     Net sales from external customers represent sales in the United States of America, except for foreign sales of $17,779, $10,437 and $14,362 in 2003, 2002 and 2001, respectively. The Licensing segment does not report sales, as all of its revenue is derived from royalties, which are reported separately in the consolidated statements of earnings.

     Foreign operations resulted in operating losses of $12,540, $28,039 and $1,889 in 2003, 2002 and 2001, respectively.

     Long-lived assets in foreign countries were $2,983 and $3,328 for the years ended 2003 and 2002, respectively.

     In the Corporate/eliminations column, the segment assets primarily consist of the Company's cash and cash equivalents at March 1, 2003 and cash, cash equivalents and investment portfolio at March 2, 2002. The segment operating profit (loss) for 2003 consists of corporate overhead expenses and special charges (see Note T) associated with the closure of the Rockland, Maine distribution facility and the impairment of goodwill on the Nautica Europe business unit. The segment operating profit (loss) for 2002 consists of corporate overhead expenses and special charges associated with the closure of the Rockland, Maine distribution facility and the Sale and Cancellation Agreement with the Vice Chairman of the Company. The special charge associated with the write-down of the fixed assets of the Company's Rockefeller Plaza store is reflected in the operating profit (loss) of the 2003 Retail column.

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 1, 2003, March 2, 2002 and March 3, 2001
                    (amounts in thousands, except share data)

NOTE P - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       JUNE 1         AUGUST 31       NOVEMBER 30        MARCH 1
                                                     -----------     -----------      -----------      -----------
2003
    NET SALES                                        $   125,895     $   182,238      $   207,089      $   178,493
    GROSS PROFIT                                          55,734          79,972           86,130           74,531
    NET EARNINGS (LOSS)                                   (2,625)         10,430            7,271            5,622
    NET EARNINGS (LOSS) PER SHARE OF
       COMMON STOCK
          BASIC                                      $     (0.08)    $      0.31      $      0.22      $      0.17
          DILUTED                                          (0.08)           0.30             0.21             0.16
    WEIGHTED-AVERAGE NUMBER OF
        COMMON SHARES OUTSTANDING
          BASIC                                       33,432,000      33,620,000       33,613,000       33,604,000
          DILUTED                                     33,432,000      34,356,000       34,136,000       34,151,000

                                                       June 2        September 1      December 1         March 2
                                                     -----------     -----------      -----------      -----------
2002
    Net sales                                        $   135,190     $   199,256      $   201,040      $   156,606
    Gross profit                                          57,761          83,006           81,175           62,473
    Net earnings (loss)                                    3,173           8,896           13,585           (8,395)
    Net earnings (loss) per share of
       common stock
          Basic                                      $      0.10     $      0.27      $      0.41      $     (0.25)
          Diluted                                           0.09            0.26             0.40            (0.25)
    Weighted-average number of
        common shares outstanding
          Basic                                       32,259,000      33,158,000       33,173,000       33,195,000
          Diluted                                     34,025,000      34,726,000       34,157,000       33,195,000

NOTE Q - NON-CASH INVESTING AND FINANCING ACTIVITIES

     A supplemental schedule of non-cash investing and financing activities to the Company's Consolidated Statements of Cash Flows for the year ended March 2, 2002 is presented below.

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
                                                     ========

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 1, 2003, March 2, 2002 and March 3, 2001
                    (amounts in thousands, except share data)

NOTE R - LONG-TERM DEBT

     The Company has a loan agreement with HSBC Bank USA ("HSBC") in the amount of $15,075, the funds of which were used to finance a portion of the construction and development of the Company's distribution facility in Martinsville, Virginia. The loan is secured by a deed of trust on the distribution facility. The net carrying value of the underlying asset was $23,875 at March 1, 2003.

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

     The Company entered into a swap agreement with HSBC, effective November 30, 2001, to hedge against interest rate fluctuations. On March 22, 2002, the Company replaced such agreement with a "knock-out" swap agreement with Fleet National Bank ("Fleet"), which expires on November 28, 2008. The swap agreement provides that the Company pays a fixed interest rate of 6.32% on the notional amount. The swap settles quarterly and contains a knock-out provision that is activated when the three-month LIBOR rate is at or above 7.00%. If the three-month LIBOR rate rises above 7.00%, the swap knocks out and the Company will not receive any payments under the agreement until such time as the three-month LIBOR rate declines below 7.00%. The three-month LIBOR rate was 1.34% at March 1, 2003. The net interest paid or received under this agreement is included in interest expense.

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

     Prior to March 22, 2002 the Company classified the swap as a cash flow hedge, in accordance with SFAS No. 133. The fair value of the swap resulted in the Company recording a long-term liability of $858. The fair value was based upon the estimated amount that the Company would have to pay to terminate the agreement. The "knock-out" swap agreement does not qualify for hedge accounting and, accordingly, the Company began recording the changes in the fair market value of the swap from March 22, 2002 as interest expense. The charge to interest expense was $921 for the year ended March 1, 2003.

     The amount of long-term debt maturing in each of the next five fiscal years is as follows:

Fiscal year ended 2004         $   754
                  2005             754
                  2006             754
                  2007             754
                  2008             754
            Thereafter          10,551
                               -------
                                14,321
Less current maturities           (754)
                               -------
   Total long-term debt        $13,567
                               =======

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 1, 2003, March 2, 2002 and March 3, 2001
                    (amounts in thousands, except share data)

NOTE S - STOCKHOLDER RIGHTS PLAN

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

NOTE T - SPECIAL CHARGES

     Fiscal 2003

     During the third quarter of the current fiscal year, the Company determined that based upon the current performance and anticipated future outlook of its Rockefeller Plaza store, and in accordance with SFAS No. 144, the fixed assets of the store were impaired. As a result, the Company incurred a non-cash, pre-tax special charge in connection with this write-down of $10,338.

     During the fourth quarter of the current fiscal year, the Company recorded pre-tax special charges of $2,588 in connection with its decision to transition its Nautica business in Europe to licensing or other arrangements. The special charges consist of $1,313 in wind-down costs, the write-down of fixed assets and lease termination costs. The balance of $1,275 represents the impairment of goodwill in accordance with SFAS No. 142.

     The components and related activity for the above-mentioned special charges relating to the Rockefeller Plaza store and Europe through March 1, 2003 were as follows:

                                                               SEVERANCE
                                        ASSET       WIND          AND
                                        WRITE       DOWN      TERMINATION
                                        DOWN        COSTS       BENEFITS       TOTALS
                                      ---------    -------    -----------     ---------
Fiscal Year 2003 Provision            $ 12,239     $  548       $  139        $ 12,926
Fiscal Year 2003 Activity              (12,239)      (478)         (69)        (12,786)
                                      --------     ------       ------        --------
Balance at March 1, 2003              $      -     $   70       $   70        $    140
                                      ========     ======       ======        ========

     In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company is expecting an additional pre-tax special charge between $7,000 and $8,600 in the first half of the next fiscal year in connection with the transition of the Nautica Europe business.

                   Nautica Enterprises, Inc. and Subsidiaries

                 March 1, 2003, March 2, 2002 and March 3, 2001
                    (amounts in thousands, except share data)

NOTE T (CONTINUED)

     Fiscal 2002

     On January 7, 2002, the Company entered into a Sale and Cancellation Agreement with the Vice Chairman of the Company, to purchase and cancel all rights of the Vice Chairman under a Letter Agreement dated May 1, 1998 ("1998 Agreement") for $5,600. The 1998 Agreement entitled the Vice Chairman to receive a payment, subject to certain limitations, of 1.5% on the net sales of certain merchandise sold by various subsidiaries of the Company. Under the Sale and Cancellation Agreement, all current and future obligations arising from the 1998 Agreement have been cancelled, including $1,159 that the Company had been accruing for the current year. As a result of the cancellation of the 1998 Agreement, the Company incurred a pre-tax special charge of approximately $4,639 in the fourth quarter of fiscal 2002.

     During the fourth quarter of fiscal 2002, the Company recorded special charges in connection with its decision to close its distribution facility in Rockland, Maine and certain other employee terminations. The Company moved all but one of its businesses to its new distribution and customer service center in Martinsville, Virginia. The business still in Rockland at year-end, which accounted for 1% of the Company's total sales in 2003, was moved to the new facility in April 2003. The special charges related to the closing totaled approximately $13,159, of which $9,803 was recognized in the fourth quarter of fiscal 2002 and $3,356 was recognized in the first quarter of fiscal 2003. The special charges are comprised of the write-down of the facility from its net carrying value of $10,712 to its estimated net realizable value of $2,842, costs associated with the closure and sale of the facility and severance related costs associated with the elimination of approximately 300 union and non-union employees and certain other employee terminations. These components and the related activity through March 1, 2003 were as follows:

                                                                      SEVERANCE
                                              ASSET       WIND           AND
                                              WRITE       DOWN       TERMINATION
                                              DOWN        COSTS        BENEFITS        TOTALS
                                             -------     -------     -----------      ---------
Fiscal Year 2002 Provision                   $ 7,870     $  868      $     1,065      $  9,803
Fiscal Year 2002 Activity                     (7,870)         -                -        (7,870)
                                             -------     ------      -----------      --------

Balance at March 2, 2002                           -        868            1,065         1,933
Fiscal Year 2003 Provision                         -          -            3,356         3,356
Fiscal Year 2003 Activity                          -       (366)          (3,406)       (3,772)
                                             -------     ------      -----------      --------

Balance at March 1, 2003                     $     -     $  502      $     1,015      $  1,517
                                             =======     ======      ===========      ========

                   Nautica Enterprises, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)

        Column A                                             Column B             Column C                Column D         Column E
        --------                                             --------             --------                --------         --------
                                                                                  Additions
                                                                                  ---------
                                                            Balance at   Charged to                                       Balance at
                                                            beginning    costs and      Charged to                          end of
        Description                                          of year      expenses    other accounts      Deductions         year
        -----------                                         ----------   ----------   --------------      ----------      ----------
YEAR ENDED MARCH 1, 2003

     RESERVES DEDUCTED FROM ASSETS TO WHICH THEY APPLY
     ALLOWANCE FOR BAD DEBTS                                $    8,164   $    1,667       $  394 (a)                      $   10,225
     ALLOWANCE FOR SALES RETURNS, DISCOUNTS AND MARKDOWNS   $   34,361   $  100,317                       $   99,471 (a)  $   35,207
     PROVISION FOR SPECIAL CHARGES                          $    1,933   $   16,282                       $   16,558 (b)  $    1,657

Year ended March 2, 2002
     Reserves deducted from assets to which they apply
     Allowance for bad debts                                $    5,472   $    5,161                       $    2,469 (a)  $    8,164
     Allowance for sales returns, discounts and markdowns   $   28,316   $   94,772                       $   88,727 (a)  $   34,361
     Provision for special charges                          $        -   $    9,803                       $    7,870 (b)  $    1,933

Year ended March 3, 2001
     Reserves deducted from assets to which they apply
     Allowance for bad debts                                $    4,021   $    1,451                                       $    5,472
     Allowance for sales returns, discounts and markdowns   $   23,850   $   70,095                       $   65,629 (a)  $   28,316

(a) Accounts written off as uncollectible, net of recoveries and actual returns processed.

(b)  Actual payments of special charges and non-cash amounts written off.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NAUTICA ENTERPRISES, INC.
                                  (Registrant)

                                  By: /s/ Harvey Sanders
                                      --------------------------------
                                      Harvey Sanders
                                      Chairman (May 30, 2003)

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                             Title                         Date
           ----                             -----                         ----
/s/ Harvey Sanders               Chairman, President                  May 30, 2003
---------------------------      Chief Executive Officer
Harvey Sanders                   (Principal Executive Officer)
                                 and Director

/s/ David Chu                    Vice Chairman                        May 30, 2003
---------------------------      and Director
David Chu

/s/ Wayne Marino                 Chief Financial Officer              May 30, 2003
-------------------------        (Principal Financial Officer)
Wayne Marino

/s/ Mark DiMuro                  Corporate Controller                 May 30, 2003
--------------------------       (Principal Accounting Officer)
Mark DiMuro

/s/ Robert B. Bank               Director                             May 30, 2003
---------------------------
Robert B. Bank

 /s/ Israel Rosenzweig           Director                             May 30, 2003
---------------------------
Israel Rosenzweig

/s/ Charles H. Scherer           Director                             May 30, 2003
---------------------------
Charles H. Scherer

/s/ Steven H. Tishman            Director                             May 30, 2003
---------------------------
Steven H. Tishman

/s/ John Varvatos                Director                             May 30, 2003
---------------------------
John Varvatos

/s/ Ronald G. Weiner             Director                             May 30, 2003
---------------------------
Ronald G. Weiner

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

         I, Harvey Sanders, certify that:

         1. I have reviewed this annual report on form 10-K of Nautica Enterprises, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                By: /s/ Harvey Sanders
                                                    ----------------------------
                                                     Harvey Sanders
                                                     Chief Executive Officer

Date: May 30, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

         I, Wayne Marino, certify that:

         1. I have reviewed this annual report on form 10-K of Nautica Enterprises, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 By: /s/ Wayne Marino
                                                     ---------------------------
                                                      Wayne Marino
                                                      Chief Financial Officer

Date: May 30, 2003