Form 10-Q
period 2003-05-31
NAUTICA ENTERPRISES INC
filed 2003-07-15
CIK 93736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2003 or
                               ------------

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to
                               ----------------    ------------------
Commission File Number:  000-06708
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
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

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

Yes  X    No
   ------    -------

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X    No
   ------    -------




      The number of shares of Common Stock outstanding as of July 14, 2003 was 33,611,600.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES

                                  MAY 31, 2003
                                   (unaudited)

                                      INDEX

                                                                                        Page No.
                                                                                        --------
Part I - Financial Information:

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets
                  As at May 31, 2003 (unaudited) and March 1, 2003                             2

                  Condensed Consolidated Statements of Earnings
                  For the Three Month Periods Ended
                  May 31, 2003 and June 1, 2002 (unaudited)                                    3

                  Condensed Consolidated Statements of Cash Flows
                  For the Three Month Periods Ended
                  May 31, 2003 and June 1, 2002 (unaudited)                                    4

                  Notes to Condensed Consolidated Financial Statements                         5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.                              13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                 18

         Item 4.  Controls and Procedures.                                                    18


Part II - Other Information:

         Item 6.  Exhibits and Reports on Form 8-K                                            19

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)


                                                                            (unaudited)
                                                                            May 31, 2003   March 1, 2003
                                                                            ------------   -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                  $  97,588      $  82,953
  Accounts receivable - net                                                     74,104         98,713
  Inventories                                                                   95,667         87,630
  Prepaid expenses and other current assets                                      6,563          3,428
  Deferred tax benefit                                                          22,050         22,229
  Assets held for sale                                                           1,542          2,842
                                                                             ---------      ---------
                              Total current assets                             297,514        297,795

Property, plant and equipment, at cost -
  less accumulated depreciation and amortization                                92,321         96,427
Goodwill, at cost                                                               30,054         30,054
Other intangibles, at cost - less accumulated amortization                      34,913         34,972
Other assets                                                                    12,664          8,879
                                                                             ---------      ---------
                              Total Assets                                   $ 467,466      $ 468,127
                                                                             =========      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                       $     754      $     754
  Accounts payable - trade                                                      43,403         34,690
  Accrued expenses and other current liabilities                                55,044         57,017
  Income taxes payable                                                           8,140         14,094
                                                                             ---------      ---------
                              Total current liabilities                        107,341        106,555
Long-term liabilities:
  Long-term debt - net                                                          13,379         13,567
  Interest rate swap liability                                                   1,948          1,779
                                                                             ---------      ---------
                              Total long-term liabilities                       15,327         15,346
Stockholders' equity:
  Preferred stock - par value $.01; authorized,
    2,000,000 shares; no shares issued                                              --             --
  Common stock - par value $.10; authorized,
    100,000,000 shares; issued 45,139,000 shares
    at May 31, 2003 and 45,136,000 shares at
    March 1, 2003                                                                4,514          4,514
  Additional paid-in capital                                                    96,238         96,216
  Retained earnings                                                            404,502        406,105
  Accumulated other comprehensive (loss) - net of
    deferred tax benefit of $593 at May 31, 2003
    and $772 at March 1, 2003                                                     (995)        (1,287)
                                                                             ---------      ---------
                                                                               504,259        505,548
  Less:
  Common stock in treasury, at cost;
    11,549,000 shares at May 31, 2003
    and 11,534,000 shares at March 1, 2003                                    (159,461)      (159,322)
                                                                             ---------      ---------
                              Total stockholders' equity                       344,798        346,226
                                                                             ---------      ---------
                              Total Liabilities and Stockholders' Equity     $ 467,466      $ 468,127
                                                                             =========      =========


The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (amounts in thousands, except share data)


                                                                    (unaudited)
                                                          Three Months      Three Months
                                                            Ended               Ended
                                                          May 31, 2003      June 1, 2002
                                                          ------------      ------------
Net sales                                                 $    139,220      $    125,895
Cost of goods sold                                              80,783            70,161
                                                          ------------      ------------
  Gross profit                                                  58,437            55,734
Selling, general  and administrative expenses                   60,463            59,363
Special charges                                                  3,178             3,356
Net royalty income                                              (2,830)           (2,372)
                                                          ------------      ------------
  Operating loss                                                (2,374)           (4,613)
Interest expense                                                   408               265
Investment income                                                 (230)             (679)
                                                          ------------      ------------
Loss before benefit for income taxes                            (2,552)           (4,199)

Benefit for income taxes                                          (949)           (1,574)
                                                          ------------      ------------
NET LOSS                                                  $     (1,603)     $     (2,625)
                                                          ============      ============
Net loss per share of common stock:
     Basic                                                $      (0.05)     $      (0.08)
                                                          ============      ============
     Diluted                                              $      (0.05)     $      (0.08)
                                                          ============      ============

Weighted average number of common shares outstanding:
     Basic                                                  33,592,000        33,432,000
                                                          ============      ============
     Diluted                                                33,592,000        33,432,000
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

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)


                                                                             (unaudited)
                                                                      Three Months   Three Months
                                                                         Ended          Ended
                                                                      May 31, 2003   June 1, 2002
                                                                      ------------   ------------


  CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $ (1,603)       $ (2,625)
                                                                       --------        --------
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation and amortization                                       6,152           6,651
      Provision for bad debts                                               436             128
      Loss on write-off of long-lived assets                              3,575              --
      Increase in interest rate swap liability                              169              --
      Gain on sale of assets held for sale                                 (958)
      Changes in operating assets and liabilities, net of assets and liabilities acquired
          Short-term investments                                             --            (444)
          Accounts receivable                                            24,173          25,155
          Inventories                                                    (8,037)          2,795
          Prepaid expenses and other current assets                      (3,135)         (2,061)
          Other assets                                                   (3,870)         (1,891)
          Accounts payable - trade                                        8,714           2,038
          Accrued expenses and other current liabilities                 (1,503)          3,174
          Income taxes payable                                           (5,954)         (1,836)
                                                                       --------        --------
Total adjustments                                                        19,762          33,709
                                                                       --------        --------
Net cash provided by operating activities                                18,159          31,084
                                                                       --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                              (4,519)         (4,305)
  Sale of assets held for sale                                            1,300              --
                                                                       --------        --------
Net cash used in investing activities                                    (3,219)         (4,305)
                                                                       --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                                     (188)           (188)
  Proceeds from issuance of common stock                                     22           1,656
  Purchase of treasury stock                                               (139)             --
                                                                       --------        --------
Net cash (used in) provided by financing activities                        (305)          1,468
                                                                       --------        --------
Increase in cash and cash equivalents                                    14,635          28,247
Cash and cash equivalents at beginning of period                         82,953          45,814
                                                                       --------        --------
Cash and cash equivalents at end of period                             $ 97,588        $ 74,061
                                                                       ========        ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                             $    229        $    315
                                                                       ========        ========
  Cash paid during the period for income taxes                         $  4,953        $    219
                                                                       ========        ========


The accompanying notes are an integral part of these statements.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIODS ENDED MAY 31, 2003 AND JUNE 1, 2002
                                   (unaudited)
                    (amounts in thousands, except share data)



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


NOTE 2 -       The results of operations for the three-month period ended May
            31, 2003 are not necessarily indicative of the results to be expected for the full year.


NOTE 3 -       Certain amounts in the prior year period have been reclassified to conform with classifications used at May 31, 2003.

NOTE 4 -       The Company utilized the last-in, first-out "LIFO" method for certain wholesale inventories as at May 31, 2003 and March 1, 2003 and for the three-month periods ended May 31, 2003 and June 1, 2002. The "LIFO" inventory for the three-month periods ended May 31, 2003 and June 1, 2002 are based upon end of year estimates. Inventories at May 31, 2003 and March 1, 2003 consist primarily of finished goods.

NOTE 5 -       As of May 31, 2003 and March 1, 2003, the Company had $175,000 in
            lines of credit with four commercial banks. Such lines of credit are available for short-term borrowings and letters of credit, collateralized by imported inventory and accounts receivable. At May 31, 2003 and March 1, 2003, letters of credit outstanding under the lines were $77,770 and $46,483, respectively, and there were no short-term borrowings outstanding.

NOTE 6 -       Basic net loss per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted-average common shares outstanding for the period. Diluted net loss per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of options, which are convertible into common shares. The diluted net loss per share was the same as basic net loss per share for the three months ended May 31, 2003 and June 1, 2002, since the effect of any potentially dilutive securities were excluded from the calculation because they would be anti-dilutive.

               Options that were excluded from the calculation of diluted net loss per share totaled 3,547,300 and 2,612,300 for the three months ended May 31, 2003 and June 1, 2002, respectively.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE PERIODS ENDED MAY 31, 2003 AND JUNE 1, 2002
                                   (unaudited)
                    (amounts in thousands, except share data)


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

                                                                                      Corporate/
                                     Wholesale          Retail         Licensing      eliminations         Totals
                                     ---------          ------         ---------      ------------         ------
FOR THE THREE MONTHS ENDED
MAY 31, 2003
Net sales                             $ 107,125        $  32,095       $      --       $      --        $ 139,220
Segment operating profit (loss)            (881)             359           2,830          (4,682)          (2,374)
Segment assets                          275,979           48,578           5,748         137,161          467,466
Depreciation expense                      4,958              421              21             609            6,009
Capital expenditures                      2,642            1,329              --             548            4,519

FOR THE THREE MONTHS ENDED
JUNE 1, 2002

Net sales                             $  95,337        $  30,558       $      --       $      --        $ 125,895
Segment operating profit (loss)            (363)             225           2,372          (6,847)          (4,613)
Segment assets                          254,301           49,717           8,673         111,545          424,236
Depreciation expense                      5,144              731             106             573            6,554
Capital expenditures                      3,916              254              --             135            4,305


                  Net sales from external customers represent sales in the
            United States of America, except for foreign sales of $2,924 and $1,009 for the three months ended May 31, 2003 and June 1, 2002, respectively. The Licensing segment does not report sales, as all of its revenue is derived from royalties, which are reported separately in the consolidated statements of earnings.

                  Foreign operations resulted in operating losses of $6,339 and
            $3,287 for the three months ended May 31, 2003 and June 1, 2002, respectively.

                  Long-lived assets in foreign countries were $944 and $3,168 for the periods ended May 31, 2003 and June 1, 2002, respectively.

                  In the Corporate/eliminations column, the segment assets
            primarily consist of the Company's cash and cash equivalents at May 31, 2003 and June 1, 2002. The segment operating profit (loss) in the Corporate/eliminations column consists of corporate overhead expenses for the three months ended May 31, 2003 and corporate overhead expenses and special charges associated with the closure of the Rockland, Maine distribution facility (see Note 13) for the three months ended June 1, 2002. The special charge associated with the Nautica business in Europe (see Note 13) is reflected in the operating profit (loss) of the Wholesale column for the three months ended May 31, 2003.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE PERIODS ENDED MAY 31, 2003 AND JUNE 1, 2002
                                   (unaudited)
                    (amounts in thousands, except share data)


NOTE 8 -          The Company has a loan agreement with HSBC Bank USA ("HSBC")
            in the amount of $15,075, the funds of which were used to finance a portion of the construction and development of the Company's distribution facility in Martinsville, Virginia. The loan is secured by a deed of trust on the distribution facility. The net carrying value of the underlying asset was $23,585 at May 31, 2003.

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

                  The Company entered into a swap agreement with HSBC, effective
            November 30, 2001, to hedge against interest rate fluctuations. On March 22, 2002, the Company replaced such agreement with a "knock-out" swap agreement with Fleet National Bank ("Fleet"), which expires on November 28, 2008. The swap agreement provides that the Company pays a fixed interest rate of 6.32% on the notional amount. The swap settles quarterly and contains a "knock-out" provision that is activated when the three-month LIBOR rate is at or above 7.00%. If the three-month LIBOR rate rises above 7.00%, the swap knocks out and the Company will not receive any payments under the agreement until such time as the three-month LIBOR rate declines below 7.00%. The three-month LIBOR rate was 1.28% at May 31, 2003. The net interest paid or received under this agreement is included in interest expense.

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

                  Prior to March 22, 2002, the Company classified the swap as a cash flow hedge in accordance with SFAS No. 133. The fair value of the swap resulted in the Company recording a long-term liability of $858. The fair value was based upon the estimated amount that the Company would have to pay to terminate the agreement. The "knock-out" swap agreement does not qualify for hedge accounting and, accordingly, the Company began recording the changes in the fair market value of the swap from March 22, 2002 as interest expense. The charge to interest expense was $169 for the three months ended May 31, 2003.

                  The amount of long-term debt maturing in each of the next five fiscal years is as follows:

                           Fiscal Year Ended
                           -----------------
                                        2004     $    566
                                        2005          754
                                        2006          754
                                        2007          754
                                        2008          754
                                  Thereafter       10,551
                                                 --------
                                                   14,133
                     Less current maturities         (754)
                                                 --------
                                       Total     $ 13,379
                                                 ========

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE PERIODS ENDED MAY 31, 2003 AND JUNE 1, 2002
                                   (unaudited)
                    (amounts in thousands, except share data)


NOTE 9 -          The Company has adopted the disclosure provisions of SFAS No.
            123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans, which provide for granting of options with exercise prices equal to the fair market value of common stock at the date of grant, other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net earnings and net earnings per share would be reduced to the pro forma amounts as follows:

                                                 May 31, 2003   June 1, 2002
                                                 ------------   ------------
Net loss

   As reported                                      $(1,603)        $(2,625)

   Deduct: Total stock-based employee
   compensation expense determined under fair
   value based method for awards granted,
   modified, or settled, net of tax                    (741)         (1,287)
                                                    -------        -------

   Pro forma                                        $(2,344)       $ (3,912)
                                                    =======        ========

Basic net loss per share
   As reported                                       $(0.05)         $(0.08)
   Pro forma                                         $(0.07)         $(0.12)

Diluted net loss per share
   As reported                                       $(0.05)         $(0.08)
   Pro forma                                         $(0.07)         $(0.12)


NOTE 10 -          For the three months ended May 31, 2003 and June 1, 2002,
            comprehensive loss was as follows:

                                                            (unaudited)
                                                  Three Months         Three Months
                                                      Ended                Ended
                                                  May 31, 2003         June 1, 2002
                                                  ------------         ------------
Net loss                                             $  (1,603)           $  (2,625)
Other comprehensive income (loss), net of
taxes:
    Foreign currency translation adjustments               292                  175
    Unrealized loss on interest rate swap                   --                 (109)
                                                      --------            ---------

Comprehensive loss                                    $ (1,311)           $  (2,559)
                                                      ========            =========

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE PERIODS ENDED MAY 31, 2003 AND JUNE 1, 2002
                                   (unaudited)
                    (amounts in thousands, except share data)


NOTE 11 -         On November 2, 2001, the Company's Board of Directors adopted a Stockholder Rights Plan that entitled stockholders of record on November 12, 2001 to receive a dividend distribution of one Right for each share of common stock held. The Rights, which expire on November 12, 2011, entitle stockholders to purchase from the Company a unit consisting of 1/100 of a share of Series A Junior Participating Preferred Stock at a price of $60 per unit, subject to adjustment. The Rights will become exercisable only if a person or group, other than the current Chairman of the Board, acquires 15% or more of the Company's common stock. On June 24, 2003 and July 6, 2003, the Company's Board of Directors authorized amendments to the Stockholder Rights Plan (see Note 15).

NOTE 12 -          In July 2001, the Financial Accounting Standards Board issued
            SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective in the first quarter of fiscal year 2003, goodwill and intangible assets with indefinite lives are no longer being amortized, but are being tested for impairment using the guidance for measuring impairment set forth in SFAS No. 142. The components of other intangible assets are as follows:

                                        (unaudited)
                                        May 31, 2003                  March 1, 2003
                                --------------------------       -------------------------
                                   Gross                          Gross
                                 Carrying     Accumulated        Carrying     Accumulated
                                  Amount      Amortization        Amount      Amortization
                                  ------      ------------        ------      ------------
Amortized Intangible Assets
   Trademarks                   $ 2,453         $ 1,494           $ 2,376         $ 1,405
   Other intangibles                956             529               956             482
                                -------         -------           -------         -------
                                  3,409           2,023             3,332           1,887

Unamortized trademarks           33,527              --            33,527              --
                                -------         -------           -------         -------
                                $36,936         $ 2,023           $36,859         $ 1,887
                                =======         =======           =======         =======

                  Amortization expense for intangible assets subject to
            amortization in each of the next five fiscal years is estimated to be $438 in 2004, $527 in 2005, $333 in 2006, $57 in 2007 and $31 in
            2008.

NOTE 13 -         During the third quarter of the prior fiscal year, the Company determined that based upon the current performance and anticipated future outlook of its Rockefeller Plaza store, and in accordance with SFAS No. 144, the fixed assets of the store were impaired. As a result, the Company incurred a non-cash, pre-tax special charge in connection with this write-down of $10,338.

                  During the fourth quarter of the prior fiscal year, the
            Company recorded pre-tax special charges of $2,588 in connection with its decision to transition its Nautica business in Europe to licensing or other arrangements. The special charges consisted of $1,313 in wind-down costs, the write-down of fixed assets and lease termination costs. The balance of $1,275 represents the impairment of goodwill in accordance with SFAS No. 142. During the current period, additional pre-tax special charges of $3,178 were recorded. These special charges consist of $2,617 for the write-down of fixed assets, and the balance for wind-down, lease termination and severance costs.

                  The components and related activity for the - above-mentioned special charges relating to the Rockefeller Plaza store and Europe through May 31, 2003 were as follows:

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE PERIODS ENDED MAY 31, 2003 AND JUNE 1, 2002
                                   (unaudited)
                    (amounts in thousands, except share data)


                                                                        Severance
                                                                           and
                                        Asset         Wind-Down        Termination
                                      Write-Down        Costs            Benefits     Totals
                                     ----------         -----            --------     ------
Fiscal Year 2003
Provision                            $ 12,239        $    548            $    139      $ 12,926
Fiscal Year 2003 Activity             (12,239)           (478)                (69)      (12,786)
                                     --------        --------            --------      --------
Balance at March 1, 2003                   --              70                  70           140
Fiscal Year 2004
Provision                               2,617             494                  67         3,178
Fiscal Year 2004 Activity              (2,617)           (494)                (67)       (3,178)
                                     --------        --------            --------      --------

Balance at May 31, 2003              $     --        $     70            $     70      $    140
                                     ========        ========            ========      ========

                  In accordance with SFAS No. 146, "Accounting for Costs
            Associated with Exit or Disposal Activities," the Company is expecting an additional pre-tax special charge between $3,500 and $4,500 in the second quarter of the current fiscal year in connection with the transition of the Nautica Europe business.

                  During the fourth quarter of fiscal 2002, the Company recorded special charges in connection with its decision to close its distribution facility in Rockland, Maine and certain other employee terminations. The special charges related to the closing totaled approximately $13,159, of which $9,803 was recognized in the fourth quarter of fiscal 2002 and $3,356 was recognized in the first quarter of fiscal 2003. The special charges are comprised of the write-down of the facility from its net carrying value of $10,712 to its estimated net realizable value of $2,842, costs associated with the closure and sale of the facility and severance related costs associated with the elimination of approximately 300 union and non-union employees and certain other employee terminations. The distribution facility consists of three separate buildings, of which two were sold during the current period at a gain of approximately $958. However, an impairment charge of approximately $1,000 was recorded on the remaining property during the current period to properly reflect the amount the Company expects to realize on the sale of such property. These components and the related activity through May 31, 2003 were as follows:

                                                                      Severance
                                                                          and
                                        Asset         Wind-Down      Termination
                                      Write-Down        Costs          Benefits       Totals
                                      ----------        -----          --------       ------
Fiscal Year 2002
Provision                               $ 7,870      $   868            $ 1,065      $ 9,803
Fiscal Year 2002 Activity                (7,870)          --                 --       (7,870)
                                        -------      -------            -------      -------

Balance at March 2, 2002                     --          868              1,065        1,933
Fiscal Year 2003
Provision                                    --           --              3,356        3,356
Fiscal Year 2003 Activity                    --         (366)            (3,406)      (3,772)
                                        -------      -------            -------      -------

Balance at March 1, 2003                     --          502              1,015        1,517
Fiscal Year 2004
Provision                                   958           --                 --          958
Fiscal Year 2004 Activity                  (958)        (191)              (176)      (1,325)
                                        -------      -------            -------      -------

Balance at May 31, 2003                 $    --      $   311            $   839      $ 1,150
                                        =======      =======            =======      =======

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE PERIODS ENDED MAY 31, 2003 AND JUNE 1, 2002
                                   (unaudited)
                    (amounts in thousands, except share data)


NOTE 14 -         In November 2002, the FASB issued FASB Interpretation No. 45
            ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The disclosure provisions of FIN 45 are effective for the Company's first quarter of the year ending February 28, 2004. The adoption of this pronouncement did not have a material impact on the consolidated financial statements.

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


                  In April 2003, the FASB issued SFAS No. 149, "Amendments of
            Statement No. 133 on Derivative Instruments and Hedging Activities", which requires certain contracts to be treated as either derivatives or hybrid instruments, on a consistent basis. SFAS No. 149 is effective for contracts and hedging transactions executed or modified after June 30, 2003. The Company is currently in the process of evaluating the potential impact that this pronouncement will have on its consolidated financial statements.

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for
            Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity or temporary equity to be presented as liabilities. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003 and for the first interim period beginning after June 15, 2003. The Company is currently in the process of evaluating the potential impact that this pronouncement will have on its consolidated financial statements.


NOTE 15 -         On June 24, 2003, the Company's Board of Directors authorized
            Amendment No. 1 ("Amendment No. 1") to the Stockholder Rights Plan (the "Plan"). Pursuant to Amendment No. 1, the Plan has been amended to remove an express exception applicable to the Company's current Chairman of the Board for purposes of a person or group acquiring 15% or more of the Company's common stock. In addition, the redemption provisions in the Plan have been amended to provide that, in the event of a "Qualifying Tender Offer", as defined in the Plan, the Rights attributable to such Plan will be redeemed under certain circumstances. On July 6, 2003, the Company's Board of Directors authorized Amendment No. 2 ("Amendment No. 2") to the Plan. Pursuant to Amendment No. 2, the Plan has been amended to exempt the Merger (as defined in the paragraph below) and related transactions from the Rights Agreement and to provide that the Rights will expire immediately prior to the consummation of the Merger.

                   NAUTICA ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE PERIODS ENDED MAY 31, 2003 AND JUNE 1, 2002
                                   (unaudited)
                    (amounts in thousands, except share data)


                  On July 7, 2003, the Company announced that it had entered into an Agreement and Plan of Merger dated as of July 7, 2003 (the "Merger Agreement") with VF Corporation ("VF") and Voyager Acquisition Corporation, VF's wholly owned subsidiary, providing for, among other things, the merger (the "Merger") of Voyager Acquisition Corporation with and into the Company. Pursuant to the Merger Agreement, VF will pay the Company's stockholders $17.00 per share in cash. VF will also pay approximately $14,600, net of taxes, to cash out the Company's employee stock options. The Boards of Directors of the Company and VF have approved the merger. The merger is subject to the Company's stockholder approval, receipt of government approvals and other customary conditions. The merger is not conditioned on financing. In connection with the transaction, VF has obtained commitments from the Company's Chairman and Vice Chairman to vote all Company shares owned by them in favor of the merger, representing a total of approximately 10% of the total shares outstanding.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

RESULTS OF OPERATIONS

For the Three Months Ended May 31, 2003:

      Net sales increased 10.6% to $139.2 million in the three months ended May 31, 2003 from $125.9 million in the comparable prior year period. Wholesale segment sales increased 12.4% to $107.1 million from $95.3 million due primarily to strong performances of Nautica Men's Jeans, Nautica Children's, Nautica Women's Sleepwear and Nautica Men's Underwear. Retail segment sales increased 5.0% to $32.1 million from $30.6 million due primarily to sales in the children's line which were up 63.6% from the prior year period as a result of expanding the line to additional outlet stores. In addition, sales from four new Earl Jean stores and two new John Varvatos stores contributed to the increase.

     Gross profit, as a percentage of sales, was 42.0%, compared to 44.3% in the comparable prior year period due primarily to an increase in markdowns and allowances in the Company's wholesale businesses coupled with an increase in markdowns in the Nautica outlet division due to price compression.

      Selling, general and administrative expenses ("SG&A") increased by $1.1 million to $60.5 million in fiscal 2004 from $59.4 million in fiscal 2003. SG&A, as a percentage of net sales, decreased to 43.4% in fiscal 2004 from 47.2% in fiscal 2003. The decrease as a percentage of net sales is due primarily to leverage gained as a result of higher net sales in the current period. In addition, the prior year period included investments in the Earl Jean Women's and Men's businesses, the development of the Nautica Women's Sportwear line and the expansion of the John Varvatos business into the European market.

      During the first quarter of fiscal 2004, the Company recorded a pre-tax special charge of $3.2 million ($2.0 million on an after tax basis) or $0.06 on a per share basis. This charge relates to the Company's decision in the prior year to transition its Nautica business in Europe to licensing or other arrangements. The charge consists of $2.6 million for the write-down of fixed assets and $0.6 million in wind-down and lease termination costs.

      During the first quarter of fiscal 2004, the Company sold two of the three properties it was classifying as held for sale located in Rockland, Maine. The sale resulted in a gain of $1.0 million, and represents a recovery of a portion of the special charge recognized in the fourth quarter of fiscal 2002 for the write-down of the distribution facility in Rockland, Maine. In addition, the remaining property was written down by $1.0 million to properly reflect the amount the Company expects to realize on the sale of such property. The aforementioned gain and write-down are netted and reported in special charges in the Company's consolidated financial statements.

      Net royalty income increased by $0.4 million to $2.8 million from $2.4 million in the prior year period. The increase was due primarily to the sales strength in home products, as well as new licenses for women's swimwear and beachwear, and the new fragrance, Nautica Competition, during the current year period.

      Investment income decreased by $0.5 million to $0.2 million from $0.7 million in the prior year period. The decrease is due to $0.4 million of income from short-term investments included in the prior year period. During the fourth quarter of fiscal 2003, the Company sold its short-term investments due to poor overall performance.

      The provision for income taxes decreased to 37.2% from 37.5% of earnings before income taxes in the comparable prior year period. The decrease is due primarily to a reduction in the overall effective income tax rates.

      Net loss for the current year period was $1.6 million compared to $2.6 million in the comparable prior year period as a result of the factors discussed above. Excluding the special charges discussed above, net earnings for the current year period would have been $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

        During the three months ended May 31, 2003, the Company generated cash from operating activities of $18.2 million, principally from a decrease in accounts receivable of $24.2 million. Accounts receivable was 15.0% or $9.7 million higher than the prior year period due to a 10.6% or $13.3 million increase in sales. Inventory was 50.3% or $32.0 million higher than the prior year period due to a number of factors including: an increase in replenishment inventory for certain businesses, as it can take six to nine months to produce the product; the expansion of the Nautica Children's business into more of the Company's outlet stores; and the receipt of fall product earlier than in the prior year to support a more timely transition from the summer season.

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

        During the three months ended May 31, 2003 and June 1, 2002, the Company's principal investing activities related primarily to the purchase of property, plant and equipment for the Nautica in-store shop program. The Company expects to continue to incur capital expenditures to expand the in-store shop program, and to open additional retail stores.

        The Company has a total of $175.0 million in lines of credit with four commercial banks available for short-term borrowings and letters of credit. These lines are collateralized by imported inventory and accounts receivable. At May 31, 2003 and March 1, 2003, letters of credit outstanding under the lines were $77.8 million and $46.5 million, respectively, and there were no short-term borrowings outstanding.

        The following is a summary of the Company's contractual obligations for the periods indicated that existed as of May 31, 2003:

                                             (amounts in millions)
Contractual           Less than       1 - 3         4 - 5         After
Obligations            1 Year         Years         Years        5 Years       Total
-----------            ------         -----         -----        -------       -----
Operating leases      $ 18.7         $ 34.6         $ 29.8       $ 60.3       $143.4
Letters of credit       77.8             --             --           --         77.8
Long-term debt           0.8            1.5            1.5         10.3         14.1
                      ------         ------         ------       ------       ------
                      $ 97.3         $ 36.1         $ 31.3       $ 70.6       $235.3
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

RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The disclosure provisions of FIN 45 are effective for the Company's first quarter of the year ending February 28, 2004. The adoption of this pronouncement did not have a material impact on the consolidated financial statements.

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

      In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement No. 133 on Derivative Instruments and Hedging Activities", which requires certain contracts to be treated as either derivatives or hybrid instruments, on a consistent basis. SFAS No. 149 is effective for contracts and hedging transactions executed or modified after June 30, 2003. The Company is currently in the process of evaluating the potential impact that this pronouncement will have on its consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity or temporary equity to be presented as liabilities. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003 and for the first interim period beginning after June 15, 2003. The Company is currently in the process of evaluating the potential impact that this pronouncement will have on its consolidated financial statements.

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

RECENT EVENTS

      On July 7, 2003, the Company, VF Corporation ("VF"), and Voyager Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of VF (the "Merger Subsidiary"), entered into an Agreement and Plan of Merger (the "Merger Agreement," which agreement is incorporated herein by reference as
Exhibit 2(b)). The Merger Agreement provides, among other things, for the merger of the Merger Subsidiary with and into the Company (the "Merger"), with the Company remaining as the surviving corporation (the "Surviving Corporation"). The Merger contemplates that all of the issued and outstanding shares of the Company (other than shares held as treasury stock or owned by VF or any subsidiary of VF) will be converted into $17 per share, in cash. VF will also pay approximately $14.6 million, net of taxes, to cash out the Company's employee stock options. The Boards of Directors of the Company and VF have approved the merger. The merger is subject to the Company's stockholder approval, receipt of government approvals and other customary conditions. The merger is not conditioned on financing. In connection with the transaction, VF has obtained commitments from the Company's Chairman and Vice Chairman to vote all Company shares owned by them in favor of the merger, representing a total of approximately 10% of the total shares outstanding. The Merger will become effective at such time as a certificate of merger is duly filed with the Delaware Secretary of State (or at such later time as may be specified in the certificate of merger) (the "Effective Time"). From and after the Effective Time, the Surviving Corporation will possess all the rights, powers, privileges and franchises and be subject to all of the obligations, liabilities, restrictions and disabilities of the Company and the Merger Subsidiary, all as provided under the General Corporation Law of the State of Delaware.


FORWARD-LOOKING AND CAUTIONARY STATEMENTS

      Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of authorized personnel constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company's actual results to differ materially from those described in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These factors and uncertainties include, among others: the risk as to the success of the Company's announced merger; the risk that new businesses of the Company will not be integrated successfully; the risk that the Company will experience operational difficulties with its new distribution facility; the overall level of consumer spending on apparel; dependence on sales to a limited number of large department store customers; risks related to extending credit to customers; actions of existing or new competitors and changes in economic, political or health conditions in the markets where the Company sells or sources its products, including with respect to SARS; downturn or generally reduced shopping activity caused by public safety concerns; risks associated with consolidations, restructurings and other ownership changes in the retail industry; changes in trends in the market segments in which the Company competes; risks associated with uncertainty relating to the Company's ability to launch, support and implement new product lines; effects of competition; changes in the costs of raw materials, labor and advertising; the ability to secure and protect trademarks and other intellectual property rights; risks associated with the relocation of Earl Jean, Inc.; the risk that the cost of transitioning the Nautica Europe business to licensing or other key arrangements will be more than anticipated or that the Company will not be able to negotiate acceptable terms; and, the impact that any labor disruption at the Company's ports of entry could have on timely product deliveries. These and other risks and uncertainties are disclosed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's periodic reports on Forms 10-K and 10-Q, the Company's press releases and in oral statements made by or with the approval of authorized personnel. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.


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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about interest rate risk

      The Company finances its capital needs through available capital, future earnings, bank lines of credit and its long-term debt which totals $14.1 million, inclusive of its current portion. The Company's exposure to market risk for changes in interest rates are primarily in its investment portfolio and its short and long-term borrowings. The Company, pursuant to investing guidelines, mitigates exposure on its investments by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. All of the Company's indebtedness, including borrowings under its $175 million lines of credit and long-term debt, bear interest at variable rates. Accordingly, changes in interest rates would impact the Company's results of operations in future periods. The Company entered into a swap agreement, effective November 30, 2001, to hedge against interest rate fluctuations on its long-term debt. The swap agreement effectively converts the long-term debt from a variable interest rate to a fixed interest rate of 6.32% per annum. The swap contains a knock-out provision that is activated when the three-month LIBOR rate is at or above 7.00%. If the three-month LIBOR rate rises above 7.00%, the swap knocks out and the Company will not receive any payments under the agreement until such time as the three-month LIBOR rate declines below 7.00%.


ITEM 4:  CONTROLS AND PROCEDURES

      Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation (the "Evaluation") of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934.

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

                                     PART II

                                OTHER INFORMATION


Items 1 through 9. - All items are inapplicable except:

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibit Index

Exhibit No.

2(a) Asset Purchase Agreement, dated as of April 23, 2001, by and among the Registrant, EJI Acquisition Subsidiary, Inc., Earl Jean, Inc., Benjamin Freiwald and Suzanne Costas Freiwald is incorporated herein by reference to Registrant's Current Report on Form 8-K dated April 30, 2001.

2(b) Agreement and Plan of Merger dated as of July 7, 2003 among Nautica Enterprises, Inc., VF Corporation and Voyager Acquisition Corporation is incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on July 8, 2003.

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

4(i)(b) Amendment No. 1 to Rights Agreement, dated as of June 26, 2003, between Nautica Enterprises, Inc. and Mellon Investor Services LLC, as Rights Agent, is incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed on June 26, 2003.

4(i)(c) Amendment No. 2 to Rights Agreement, dated as of July 6, 2003, between Nautica Enterprises, Inc. and Mellon Investor Services LLC, as Rights Agent, is incorporated herein by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K filed on July 7, 2003.

10(iii)(a)  Registrant's Executive Incentive Stock Option Plan is incorporated herein by reference from the Registrant's Registration Statement on Form S-8 (Registration No. 33-1488), as amended by the Company's Registration Statement on Form S-8 (Registration No. 33-45823).

10(iii)(b)  Registrant's 1989 Employee Incentive Stock Plan is incorporated herein by reference from the Registrant's Registration Statement on Form S-8 (Registration No. 33-36040).

10(iii)(c)  Registrant's 1996 Stock Incentive Plan is incorporated herein by reference from the Registrant's Registration Statement on Form S-8 (Registration No. 333-55711), as amended and restated in Appendix A to the Registrant's Definitive Proxy Statement filed on June 7, 2002.

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

99(a) Voting Agreement dated as of July 7, 2003 among VF Corporation, Voyager Acquisition Corporation, Harvey Sanders, the Harvey Sanders Grantor Retained Income Trust and David Chu is incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on July 8, 2003.

99(b)       Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350.

99(c)       Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350.

(b)         Reports on Form 8-K.

            The Company filed a Current Report on Form 8-K, dated May 1, 2003, which furnished a press release dated May 1, 2003 announcing the Company's earnings for the year and quarter ended March 1, 2003.

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


                                             NAUTICA ENTERPRISES, INC.



                                             By: /s/ Harvey Sanders
                                                --------------------------------
                                                 Harvey Sanders
                                                 Chairman of the Board and
                                                 President

Date:  July 15, 2003
      --------------



                                             By: /s/ Wayne A. Marino
                                                --------------------------------
                                                 Wayne A. Marino
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

Date:  July 15, 2003
      --------------

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 15, 2003
      -------------


By: /s/ Harvey Sanders
   ---------------------------------
    Harvey Sanders
    Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  July 15, 2003
       -------------


By: /s/ Wayne A. Marino
   ---------------------------------
    Wayne A. Marino
    Chief Financial Officer
    (Principal Financial Officer)